Form 10-Q
period 2015-11-30
My Cloudz, Inc.
filed 2016-02-12
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______________ to _______________

Commission file number: 333-203373

MY CLOUDZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

430/23 Moo 12, Nongprue, Banglamung
Chonburi, 20150 Thailand

Telephone No.: (775) 882-1013

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 30, 2015, there were 5,000,000 shares of common stock, $0.001 par value, issued and outstanding.

My Cloudz, Inc.

Quarterly Report on Form 10-Q

2

MY CLOUDZ, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENT OF OPERATIONS	5

CONDENSED STATEMENT OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-9

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	November 30, 2015	August 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,856	$587

TOTAL ASSETS	$3,856	$587

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	1,113	-
Due to related party (Note 4)	23,677	13,677

TOTAL LIABILITIES	24,790	13,677

STOCKHOLDERS' DEFICIT
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value
Issued and outstanding 5,000,000 shares of common stock (August 31, 2015 – 5,000,000)	5,000	5,000
Accumulated deficit	(25,934)	(18,090)

TOTAL STOCKHOLDERS' DEFICIT	(20,934)	(13,090)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,856	$587

The accompanying notes are an integral part of these condensed financial statements.

4

MY CLOUDZ, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2015	Three months ended November 30, 2014

REVENUE	$-	$-

EXPENSES
Office and general	$31	$537
Professional fees	7,813	5,220

TOTAL EXPENSES	(7,844)	(5,757)

NET LOSS	(7,844)	(5,757)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	5,000,000	4,505,495

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended November 30, 2015	Three months ended November 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(7,844)	$(5,757)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Prepaid expenses	-	(2,000)
Accounts payable	1,113	5,970

NET CASH USED IN OPERATING ACTIVITIES	(6,731)	(1,787)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Proceeds from related parties	10,000	8,717

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	13,717

NET DECREASE IN CASH	3,269	11,930

CASH, BEGINNING OF PERIOD	587	2,643

CASH, END OF PERIOD	$3,856	$14,573

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

My Cloudz, Inc.

Notes To The Unaudited Condensed Financial Statements

November 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $25,934. As at November 30, 2015, the Company has a working capital deficit of $20,934. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2015 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2015, included in the Company's S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

Comprehensive Loss

"Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

My Cloudz, Inc.

Notes To The Unaudited Condensed Financial Statements

November 30, 2015

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2015. As of November 30, 2015 the Company had $3,856 held in an escrow account with Highlands Escrow, Trust and Real Estate Services Co. Ltd.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

My Cloudz, Inc.

Notes To The Unaudited Condensed Financial Statements

November 30, 2015

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – CAPITAL STOCK

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On November 10, 2014, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and president of the Company for cash proceeds of $5,000.

As of November 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2015, the Company's outstanding related party advances balance is $23,677 (August 31, 2015 - $13,677). The amounts are due to the Company's President and are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of November 30, 2015 through the date these financial statements were issued. The Company determined that it has no reportable subsequent events.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

For the three-month period ended November 30, 2015 and November 30, 2014 we had no revenues. Expenses for the three-month period ended November 30, 2015 totaled $7,844 resulting in a net loss of $7,844 compared to expenses totaling $5,757 and a net loss of $5,757 for the three-month period ended November 30, 2014. The net loss of $7,844 for the three-month period ended November 30, 2015 is comprised of $31 in general and administrative expenses, and professional fees of $7,813, comprised primarily of accounting expenses. The net loss of $5,787 for the three-month period ended November 30, 2014 is comprised of $537 in general and administrative expenses and professional fees of $5,220 comprised primarily of accounting expenses.

Liquidity and Capital Resources

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole officer and director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of November 30, 2015, we had $3,856 in cash as compared to $587 in cash at August 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2015 the Company's sole officer and director, Mr. Sommay Vongsa has loaned the Company $23,677 and he has indicated that he may be willing to provide a maximum of $30,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching or releasing our proposed product, nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation with limited operating history and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Off Balance Sheet Arrangements

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Sommay Vongsa has undertaken to provide the Company with operating capital to sustain its business over the next twelve-month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract or written agreement in place securing this agreement. Investors should be aware that Mr. Vongsa's expression is neither a contract nor an agreement between him and the Company.

Other than the above-described situation, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on July 31, 2014 through August 31, 2015, the Company's principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.

Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although our management reviews the financial statements and footnotes, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

Establishing a formal review process of significant accounting transactions that includes participation of the Principal Executive Officer, the Principal Financial Officer and the Company's corporate legal counsel.

•

Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on July 31, 2014 through August 31, 2015, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company's internal controls over financial reporting were not effective as of November 30, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

___________________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

My Cloudz, Inc.

Dated: February 12, 2016	By:	/s/ Sommay Vongsa
Sommay Vongsa
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole Director

