Form 10-Q
period 2016-02-29
My Cloudz, Inc.
filed 2016-09-26
CIK 1629205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ________________

Commission file number: 333-203373

MY CLOUDZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

430/23 Moo 12, Nongprue, Banglamung
Chonburi, 20150 Thailand

Telephone No.: (775) 882-1013

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 22, 2016, there were 52,637,500 shares of common stock, $0.001 par value, issued and outstanding.

My Cloudz, Inc.

Quarterly Report on Form 10-Q

2

PART I—FINANCIAL INFORMATION

MY CLOUDZ, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

February 29, 2016 (Unaudited)

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	February 29, 2016	August 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,079	$587

TOTAL ASSETS	$1,079	$587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Due to related party (Note 4)	27,177	13,677

TOTAL LIABILITIES	27,177	13,677

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 32,500,000 shares of common stock (August 31, 2015 – 32,500,000)	32,500	32,500
Additional Paid-in capital	(27,500)	(27,500)
Accumulated deficit	(31,098)	(18,090)

TOTAL STOCKHOLDERS’ DEFICIT	(26,098)	(13,090)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,079	$587

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended February 29, 2016	Three months ended February 28, 2015	Six months ended February 29, 2016	Six months ended February 28, 2015

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$339	$34	$370	$571
Professional fees	4,825	2,000	12,638	7,220

TOTAL EXPENSES	(5,164)	(2,034)	(13,008)	(7,791)

NET LOSS	(5,164)	(2,034)	(13,008)	(7,791)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	32,500,000	32,500,000	32,500,000	16,863,207

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 29, 2016	Six months ended February 28, 2015

OPERATING ACTIVITIES
Net loss for the period	$(13,008)	$(7,791)
Adjustments to reconcile net loss to net cash used in operating activities	-
Changes in operating assets and liabilities
Accounts payable	-	(1,250)

NET CASH USED IN OPERATING ACTIVITIES	(13,008)	(9,041)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Proceeds from related parties	13,500	8,718

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,500	13,718

NET DECREASE IN CASH	492	4,677

CASH, BEGINNING OF PERIOD	587	2,643

CASH, END OF PERIOD	$1,079	$7,320

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2016 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $31,098. As at February 29, 2016 the Company has a working capital deficit of $26,098. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 29, 2016 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2015 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 29, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2016 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of February 29, 2016. As of February 29, 2016 the Company had $1,079 held in an escrow account with Highland Escrow Trust and Real Estate Services Co. Ltd.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On November 10, 2014, the Company issued 1,250,000,000 common shares at $0.000004 per share to the sole director and president of the Company for cash proceeds of $5,000.

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2016 (Unaudited)

NOTE 3 – CAPITAL STOCK (continued)

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 250:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of February 29, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 29, 2016 the Company’s outstanding related party advances balance is $27,177 (August 31, 2015 - $13,677). The amounts are due to the Company’s President and are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

NOTE 5 – SUBSEQUENT EVENTS

On March 11, 2016, the Company closed of its financing and the Company issued 20,137,500 common shares to 30 shareholders at $0.0002 per share for net cash proceeds of $4,028.

On March 15, 2016, the founding shareholder of the Company returned 1,217,500,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000008 per share for a total consideration of $10 to the shareholder.

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. The issued and outstanding common stock increased from 215,750 to 52,637,500 as of March 15, 2016.

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

Results of Operations

For the three-month period ended February 29, 2016 and February 28, 2015 we had no revenues. Expenses for the three-month period ended February 29, 2016 totaled $5,164, resulting in a net loss of $5,164 compared to expenses totaling $2,034 and a net loss of $2,034 for the three-month period ended February 28, 2015. The net loss of $5,164 for the three-month period ended February 29, 2016 is comprised of $339 in general and administrative expenses, and professional fees of $4,825, comprised primarily of accounting expenses. The net loss of $2,034 for the three-month period ended February 28, 2015 is comprised of $34 in general and administrative expenses and professional fees of $2,000 comprised primarily of accounting expenses.

For the six-month period ended February 29, 2016 and February 28, 2015 we had no revenues. Expenses for the six-month period ended February 29, 2016 totaled $13,008, resulting in a net loss of $13,008 compared to expenses totaling $7,791 and a net loss of $7,791 for the three-month period ended February 28, 2015. The net loss of $13,008 for the six-month period ended February 29, 2016 is comprised of $370 in general and administrative expenses, and professional fees of $12,638, comprised primarily of accounting expenses. The net loss of $7,791 for the six-month period ended February 28, 2015 is comprised of $571 in general and administrative expenses and professional fees of $7,220 comprised primarily of accounting expenses.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our president and director has invested $5,000 in the Company and, additionally, has loaned the Company $27,177 in the way of a non-interest bearing loan. At the present time, we have received $4,028 from the sales of common shares to 30 investors during March 2016. No other arrangement has been made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. We must raise cash to implement our strategy and stay in business.

As of February 29, 2016, we had $1,079 in cash as compared to $587 in cash at August 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 29, 2016 the Company’s sole officer and director, Mr. Sommay Vongsa has loaned the Company $27,177 and he has indicated that he may be willing to provide a maximum of an additional $15,000, required maintain our reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching or releasing our proposed product, nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation with a limited operating history and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Off Balance Sheet Arrangements

Our President, Sommay Vongsa has undertaken to provide the Company with operating capital to sustain its business over the next twelve-month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract or written agreement in place securing this agreement. Investors should be aware that Mr. Vongsa’s expression is neither a contract nor an agreement between him and the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on July 31, 2014 through August 31, 2015, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

Establishing a formal review process of significant accounting transactions that includes participation of the Principal Executive Officer, the Principal Financial Officer and the Company’s corporate legal counsel.

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

As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on July 31, 2014 through August 31, 2015, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of February 29, 2016. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

My Cloudz, Inc. (registrant)

Dated: September 26, 2016	By:	/s/ Sommay Vongsa
Sommay Vongsa
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole Director

