Form 10-Q
period 2016-05-31
My Cloudz, Inc.
filed 2016-10-07
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016

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

As of May 31, 2016, there were 52,637,500 shares of common stock, $0.001 par value, issued and outstanding.

My Cloudz, Inc.

Quarterly Report on Form 10-Q

2

MY CLOUDZ, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

May 31, 2016 (Unaudited)

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	May 31, 2016	August 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,107	$587

TOTAL ASSETS	$5,107	$587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	15,000	-
Due to related party (Note 4)	27,187	13,677

TOTAL LIABILITIES	42,187	13,677

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value
Issued and outstanding 52,637,500 shares of common stock (August 31, 2015 - 32,500,000)	52,638	32,500
Additional Paid-in capital	(43,620)	(27,500)
Accumulated deficit	(46,098)	(18,090)

TOTAL STOCKHOLDERS’ DEFICIT	(37,080)	(13,090)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,107	$587

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2016	Three months ended May 31, 2015	Nine months ended May 31, 2016	Nine months ended May 31, 2015

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$15,000	$740	$15,370	$1,311
Professional fees	-	3,080	12,638	10,300

TOTAL EXPENSES	15,000	3,820	28,008	11,611

NET LOSS	(15,000)	(3,820)	(28,008)	(11,611)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	50,448,641	32,500,000	38,526,551	32,500,000

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31, 2016	Nine months ended May 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(28,008)	$(11,611)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	15,000	(1,250)

NET CASH USED IN OPERATING ACTIVITIES	(13,008)	(12,861)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	4,028	5,000
Payment of purchase of common stock	(10)	-
Proceeds from related parties	13,510	8,717

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,528	13,717

NET DECREASE IN CASH	4,520	856

CASH, BEGINNING OF PERIOD	587	2,643

CASH, END OF PERIOD	$5,107	$3,499

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2016 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $46,098. As at May 31, 2016 the Company has a working capital deficit of $37,079. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2016 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2015 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of May 31, 2016. As of May 31, 2016 the Company had $5,107 held in an escrow account with Highland Escrow Trust and Real Estate Services Co. Ltd.

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2016 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - CAPITAL STOCK

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

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2016 (Unaudited)

NOTE 3 - CAPITAL STOCK (continued)

On March 15, 2016, the founding shareholder of the Company returned 1,217,500,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000008 per share for a total consideration of $10 to the shareholder.

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. The issued and outstanding common stock increased from 210,550 to 52,637,500 as of March 15, 2016.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 250:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of May 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of May 31, 2016 the Company’s outstanding related party advances balance is $27,187 (August 31, 2015 - $13,677). The amounts are due to the Company’s President and are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no further events to disclose.

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

Results of Operations

For the three-month period ended May 31, 2016 and May 31, 2015 we had no revenues. Expenses for the three-month period ended May 31, 2016 totaled $15,000, resulting in a net loss of $15,000 compared to expenses totaling $3,820 and a net loss of $3,820 for the three-month period ended May 31, 2015. The net loss of $15,000 for the three-month period ended May 31, 2016 is comprised of $15,000 in general and administrative expenses. The net loss of $3,820 for the three-month period ended May 31, 2015 is comprised of $740 in general and administrative expenses and professional fees of $3,080, comprised primarily of accounting expenses.

For the nine-month period ended May 31, 2016 and May 31, 2015 we had no revenues. Expenses for the nine-month period ended May 31, 2016 totaled $28,008, resulting in a net loss of $28,008 compared to expenses totaling $11,611 and a net loss of $11,611 for the nine-month period ended May 31, 2015. The net loss of $28,008 for the nine-month period ended May 31, 2016 is comprised of $15,370 in general and administrative expenses, and professional fees of $12,638, comprised primarily of accounting expenses. The net loss of $11,611 for the nine-month period ended May 31, 2015 is comprised of $1,311 in general and administrative expenses and professional fees of $10,300, comprised primarily of accounting expenses.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our president and director has invested $5,000 in the Company and, additionally, has loaned the Company $27,187 in the way of a non-interest bearing loan. At the present time, we have received $4,028 from the sales of common shares to 30 investors during March 2016. No other arrangement has been made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. We must raise cash to implement our strategy and stay in business.

As of May 31, 2016, we had $5,107 in cash as compared to $587 in cash at August 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2016 the Company’s sole officer and director, Mr. Sommay Vongsa has loaned the Company $27,187 and he has indicated that he may be willing to provide a maximum of an additional $15,000, required maintain our reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on July 31, 2014 through August 31, 2015, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2016. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

My Cloudz, Inc. (registrant)

Dated: October 7, 2016	By:	/s/ Sommay Vongsa
Sommay Vongsa
President, Principal Executive Officer, Principal Financial Officer,
Secretary, Treasurer and sole Director

