Form 10-K
period 2016-08-31
My Cloudz, Inc.
filed 2016-12-06
CIK 1629205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission File No. 333-203373

My Cloudz, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430/23 Moo 12, Nongprue, Banglamung, Chonburi 20150 Thailand

(Address of principal executive offices, Zip Code)

(775) 882-1013

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of November 29, 2016 the Company has 52,637,500 shares of common stock issued and outstanding.

My Cloudz, Inc.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “My Cloudz, Inc.”, “we,” “us,” “our,” “our Company,” “MCI.”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

We intend to provide our customers with a software program to manage and aggregate individual cloud storage services that will appear and act as one large drive to the user. The user need not know or care where or how their data is distributed across multiple storage platforms, but can rest assured there data will be safe and secure. Other features intended to be included in the MCI program is the encryption of all data prior to uploading to the cloud and no restriction on file size as many current providers do.

Currently, MCI has identified 5 service providers whose aggregated free cloud storage could provide a MCI user with 57 gigabytes of free cloud storage to be managed by the MCI application, intended to be available for $9.99.

MCI intends to develop and deliver a computer software program for Windows, MAC, OSI and Android systems that will allow its customers to aggregate and manage multiple cloud storage accounts as one. Using the application, the user may sign up for multiple free or paid for cloud storage accounts from cloud storage providers such as Microsoft, Apple, Dropbox and others. Users of our application could sign up for as much as 57 gigabytes of free cloud storage using multiple services but have them treated as one single drive on their desktop or mobile device. Our application will sell for $9.99 and be available from our website, the App Store and Google’s store. Not only will our application manage and consolidate multiple cloud storage accounts, but it will also offer a higher level of security than is currently available, in that most cloud storage providers encrypt user files once they reach the cloud but transfer those files across the Internet unencrypted. The MCI application will encrypt a user’s file on the local device prior to uploading it to the Cloud.

My Cloudz, Inc. is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Accordingly, there will be illiquidity of any future trading market until the Company is no longer considered a shell company.

There is the likelihood that we may never be able to develop and market our proposed software program in order to successfully complete and implement our plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Product

My Cloudz, Inc. intends to develop and deliver a computer software program for Windows, MAC, OSI and Android systems that will allow its customers to aggregate and manage multiple cloud storage accounts as one.

Corporate History

The Company was incorporated by its president and sole director Mr. Sommay Vongsa in the State of Nevada on July 31, 2014 and established an August fiscal year end.

Recent Developments

Capital Stock

The Company’s capitalization is comprised of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of August 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On November 10, 2014, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and president of the Company for cash proceeds of $5,000.

On March 11, 2016, the Company closed its financing and issued 80,550 shares of its common stock at $0.05 for $4,028 in net proceeds to the Company.

On March 15, 2016, the founding shareholder returned 4,870,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the company.

On March 15, 2016 the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 250 new common shares for 1 old common share. The issued and outstanding of common shares after the forward split is 52,637,500.

Industry Analysis/Competition

Market/Competition Analysis

MCI intends to provide users with a software program that will aggregate and mange secure online storage in the cloud utilizing multiple accounts with individual cloud storage providers. The end result will appear and act as one large drive to the user. One of the biggest concerns to users of cloud storage is the security of the data stored in the cloud. In addition to seemlessly aggregating multiple cloud accounts for ease of access by users, we intend for our proposed product to have some of the highest security features available. These will include:

1.	Online backup services that will be protected by the highest levels of encryption algorithms as well as ghosting and spoofing techniques of Intent IP addresses making it virtually impossible to track;

2.	Multiple passwords allowing various layers of access to a limited amount of data;

3.	A military-grade data purge feature of all data assosicate with a particular login if the same login is used with another password; and,

4.	The opportunity to dispatch help, such as local law enforcement, should someone be forced to reveal sensitive data against their will. For example, a password could give access to non-critical data but at the same time that password would cause the system to dispatch law enfforcement to a specific location.

At the present time, we know of no other commercially software that provides all of the features and services that our proposed product will be designed to provide.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed product.

Employees

As of August 31, 2016, other than its president, Mr. Sommay Vongsa, the Company has no employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended August 31, 2016 and August 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

We intend to provide our customers with a software program to manage and aggregate individual cloud storage services that will appear and act as one large drive to the user. The user need not know or care where or how their data is distributed across multiple storage platforms, but can rest assured there data will be safe and secure. Other features intended to be included in the MCI program is the encryption of all data prior to uploading to the cloud and no restriction on file size as many current providers do.

Currently, MCI has identified 5 service providers whose aggregated free cloud storage could provide a MCI user with 57 gigabytes of free cloud storage to be managed by the MCI application, intended to be available for $9.99.

MCI intends to develop and deliver a computer software program for Windows, MAC, OSI and Android systems that will allow its customers to aggregate and manage multiple cloud storage accounts as one. Using the application, the user may sign up for multiple free or paid for cloud storage accounts from cloud storage providers such as Microsoft, Apple, Dropbox and others. Users of our application could sign up for as much as 57 gigabytes of free cloud storage using multiple services but have them treated as one single drive on their desktop or mobile device. Our application will sell for $9.99 and be available from our website, the App Store and Google’s store. Not only will our application manage and consolidate multiple cloud storage accounts, but it will also offer a higher level of security than is currently available, in that most cloud storage providers encrypt user files once they reach the cloud but transfer those files across the Internet unencrypted. The MCI application will encrypt a user’s file on the local device prior to uploading it to the Cloud.

Plan of Operations

Over the twelve to eighteen month period commencing upon the effective date of our prospectus, we intend to develop our corporate website and our software product, in addition to launching sales and marketing activities.

Within 90 to 120 days of this filing we intend to design the look and feel of our website. We will use a third-party design service to design our website.

Within 180 to 240 days of this filing, we will hire a third-party development firm to build our website and develop our software product. We expect the initial release of our software product within 270 days of our prospectus becoming effective. We will initially develop our software for use on both the Windows and MAC platforms and will then seek to develop the product for use on OSI and Android platforms in the future.

Within 12 months of this filing, we anticipate developing our marketing materials, user guide and sales guide. We will also research publications that cater to our target market and attempt to get editorials in these publications to create additional product awareness. Our marketing efforts will be primarily Internet-based and may include some or all of the following:

•	Display Advertising - Using web banners or banner advertisements placed on third-party websites to drive traffic to our website and thereby increase awareness for our proposed products.

•

Search Engine Marketing - Promoting our website by increasing its visibility in search engines through the use of paid placement, contextual advertising, and paid inclusion, or through the use of free search engine optimization techniques.

•	Search Engine Optimization - Improving the visibility of our website in search engines via "natural" or un-paid ("organic" or "algorithmic") search results.

•	Social Media Marketing – Seeking to increase and gain traffic and attention to our website through creating and maintaining a presence on a variety of social media sites.

Traditional e-product marketing utilizing social media, non-spam e-mail, fax blasts and press releases will also be utilized to increase product awareness. We expect to complete this phase within 360 days of this filing.

We may attempt to raise additional funds through private placements, public offerings or long-term loans in order to expand and enhance our proposed product offerings, enhance our presence in the marketplace, enter into different facets of the marketplace, increase our product sales and grow our business. We will also continue to refine our proposed product and optimize our Interned-based marketing efforts from the market feedback we expect to receive. We do not, at this point in time, have cost or timing estimates for these endeavors.

At present, Sommay Vongsa, our sole officer and director, through his investment in our common stock, has invested $5,000 in our company. Mr. Vongsa is willing to make additional financial commitments if required, but the total amount that he is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash other than through this offering; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board or the OTC Markets, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend development and marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our development or marketing efforts because we do not have enough capital, we will cease our development and or marketing operations until we raise sufficient funds. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Our sole officer and director will be responsible for the initial phases of our plan of operations. Once we are ready to begin development of our website and our software product, we plan to hire independent consultants to do so.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2016 and August 31, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2016 compared to the Fiscal Year Ended August 31, 2015

We did not earn any revenues from August 31, 2015 to August 31, 2016.

Expenses for the year ended August 31, 2016 totaled $35,008 consisting primarily of office and general expenses of $15,370 and professional fees of $19,638 resulting in a net loss of $35,008. Expenses for the year ended August 31, 2015 totaled $14,523 consisting primarily of office and general expenses of $2,766 and professional fees of $11,757, resulting in a net loss of $14,523. The increase in professional fees from fiscal 2015 to fiscal 2016 was due to the increase in accounting and legal activities during the period.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of August 31, 2016, we had $5,108 in cash compared to $587 in cash as of August 31, 2015. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $53,098.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2016 and August 31, 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of August 31, 2016.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2016 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended August 31, 2016.

ITEM 9B. OTHER INFORMATION

Subsequent to the year ending August 31, 2016, on September 15, 2016 the Company entered into an agreement with Globex Transfer LLC to become the Company’s transfer agent.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Sommay Vongsa	24	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Mr. Vongsa has held his offices/positions since inception of our company.

Business Experience

Mr. Vongsa is a citizen of Laos and attended high school in Champassak, Laos. From 2009 to 2013 Mr. Vongsa worked as a Service Manager at a popular restaurant in Laos. From 2013 to the present, Mr. Vongsa serves as an Estate Manager and Executive Assistant for a prominent businessman. Mr. Vongsa is very tech savvy, with a self-taught understanding of the Internet and its workings along with an understanding of social media and its marketing potential.

The Company feels that Mr. Vongsa has the entrepreneurial drive and technical knowledge to succeed in this business venture.

Director Independence

Our board of directors is currently composed of one member, Sommay Vongsa, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Vongsa or other business interests and his involvement with My Cloudz, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

My Cloudz, Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through August 31, 2016.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Sommay Vongsa	2015	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2016	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2016 or 2015. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2016 and August 31, 2015 for My Cloudz, Inc.

Employment Contracts

At this time, My Cloudz, Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. My Cloudz, Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (July 31, 2014) through August 31, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sommay Vongsa	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class

Sommay Vongsa
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; Nongprue, Banglamung, Chonburi 20150 Thailand	32,500,000	61.75%

All officers and directors as a group	32,500,000	61.75%

___________________

(1)	Based on 52,637,500 shares of common stock issued and outstanding as of August 31, 2016.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 10, 2014, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $5,000.

Our president and sole director provides office space at no charge to the Company in Nongprue, Banglamung, Chonburi, Thailand. Our business office in the United States is located at: 112 North Curry Street, Carson City, Nevada 89703. Our telephone and facsimile number is: (775) 882-1013.

Sommay Vongsa, the Company’s President, advanced funds and had outstanding balances to My Cloudz, Inc. of $27,187 and $13,677 for the years ended August 31, 2016 and August 31,2015 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On March 11, 2016, the Company closed its financing and issued 80,550 shares of its common stock at $0.05 for $4,028 in net proceeds to the Company.

On March 15, 2016, the founding shareholder returned 4,870,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the company.

On March 15, 2016 the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 250 new common shares for 1 old common share. The issued and outstanding of common shares after the forward split is 52,637,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended August 31, 2016, audit fees were $11,200. For the period ended August 31, 2015, audit fees were $8,810.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular ervice, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Cloudz, Inc.

Dated: December 6, 2016	By:	/s/ Sommay Vongsa
Sommay Vongsa
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Sommay Vongsa	December 6, 2016
Sommay Vongsa
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	XBRL Interactive Data Files

______________________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 13, 2015.
[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 13, 2015
*	Included in Exhibit 31.1

MY CLOUDZ, INC.

FINANCIAL STATEMENTS

August 31, 2016

(Audited)

PLS CPA, A PROFESSIONAL CORP.

◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 433-2979

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

My Cloudz, Inc.

We have audited the accompanying balance sheet of My Cloudz, Inc. (the “Company”) as of August 31, 2016 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Cloudz, Inc. as of August 31, 2016, and the result of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

November 29, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

My Cloudz, Inc.

112 North Curry Street

Carson City, Nevada 89703-4934

We have audited the accompanying balance sheets of My Cloudz, Inc. (the "Company") as of August 31, 2015 and August 31, 2014 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended August 31, 2015 and for the period from inception (July 31, 2014) to August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2015 and 2014 and the results of its operations, changes in its stockholders' deficit, and its cash flows for the year ended August 31, 2015 and for the period from inception (July 31, 2014) to August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has recurring losses from operations and net capital deficiency. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

November 27, 2015

MY CLOUDZ, INC.

BALANCE SHEETS

	August 31, 2016	August 31, 2015

ASSETS

CURRENT ASSETS
Cash	$5,108	$587

TOTAL ASSETS	$5,108	$587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	22,000	-
Due to related party (Note 4)	27,187	13,677

TOTAL LIABILITIES	49,187	13,677

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 52,637,500 shares of common stock (August 31, 2015 – 32,500,000)	52,638	32,500
Additional Paid-in capital	(43,619)	(27,500)
Accumulated deficit	(53,098)	(18,090)

TOTAL STOCKHOLDERS’ DEFICIT	(44,079)	(13,090)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,108	$587

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

STATEMENT OF OPERATIONS

(Audited)

	Year ended August 31, 2016	Year ended August 31, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$15,370	$2,766
Professional fees	19,638	11,757

TOTAL EXPENSES	(35,008)	(14,523)

NET LOSS	(35,008)	(14,523)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	41,823,938	1,010,274,000

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

MYCLOUDZ, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 31, 2014 (INCEPTION) TO AUGUST 31, 2016

(Audited)

	Common Stock
	Number of		Additional	Accumulated
	shares	Amount	Paid-in Capital	Deficit	Total

Balance, July 31, 2014	-	$-	$-	$-	$-

Net loss for the year ended August 31, 2014	-	-	-	(3,567)	(3,567)

Balance, August 31, 2014	-	-	-	(3,567)	(3,567)

Common shares issued for cash – At $0.000004 per share November 10, 2014	1,250,000,000	1,250,000	(1,245,000)	-	5,000

Net loss for the year ended August 31, 2015	-	-	-	(14,523)	(14,523)

Balance, August 31, 2015	1,250,000,000	1,250,000	(1,245,000)	(18,090)	(13,090)

Shares cancelled – at $0.000000008 per share, March 15, 2016	(1,217,500,000)	(1,217,500)	1,217,490	-	(10)

Common shares issued for cash – At $0.0002 per share March 15, 2016	20,137,500	20,138	(16,109)	-	4,029

Net loss for the year ended August 31, 2016	-	-	-	(35,008)	(35,008)

Balance, August 31, 2016	52,637,500	$52,638	$(43,619)	$(53,098)	$(44,079)

The accompanying notes are an integral part of these financial statements.

MY CLOUDZ, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended August 31, 2016	Year ended August 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(35,008)	$(14,523)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	22,000	(1,250)

NET CASH USED IN OPERATING ACTIVITIES	(13,008)	(15,773)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	4,029	5,000
Payment of purchase of common stock	(10)	-
Proceeds from related parties	13,510	8,717

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,528	13,717

NET DECREASE IN CASH	4,521	(2,056)

CASH, BEGINNING OF PERIOD	587	2,643

CASH, END OF PERIOD	$5,108	$587

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2016 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $53,098. As at August 31, 2016 the Company has a working capital deficit of $44,079. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2016 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of August 31, 2016. As of August 31, 2016 the Company had $5,108 held in an escrow account with Highland Escrow Trust and Real Estate Services Co. Ltd.

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

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2016 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On March 11, 2016, the Company closed of its financing and the Company issued 20,137,500 common shares to 30 shareholders at $0.0002 per share for net cash proceeds of $4,029.

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

As of August 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2016 the Company’s outstanding related party advances balance is $27,187 (August 31, 2015 - $13,677). The amounts are due to the Company’s President and, are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2016 (Audited)

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2016	August 31, 2015

Net loss before income taxes per financial statements	$(35,008)	$(14,523)

Income tax rate	34%	34%
Income tax recovery	(11,903)	(4,938)
Non-deductible	--	--
Valuation allowance change	11,903	4,938

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at August 31, 2016 and August 31, 2015, is as follows:

	August 31, 2016	August 31, 2015

Net operating loss carry-forward	$18,054	$6,151
Valuation allowance	(18,054)	(6,151)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of August 31, 2016 and August 31, 2015 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2016 and August 31, 2015 and no interest or penalties have been accrued as of August 31, 2016 and August 31, 2015. As of August 31, 2016 and August 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the period, during September 2016, the President of the Company advanced a total of $18,000 to the Company. The amounts are due to the Company’s President and are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

