Form 10-Q
period 2016-11-30
My Cloudz, Inc.
filed 2017-01-17
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ______________

Commission file number: 333-203373

________________________

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

____________________________

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

Yes ☒ No ☐

As of November 30, 2016, there were 52,637,500 shares of common stock, $0.001 par value, issued and outstanding.

My Cloudz, Inc.

Quarterly Report on Form 10-Q

2

MY CLOUDZ, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

November 30, 2016 (Unaudited)

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	November 30, 2016	August 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$473	$5,108

TOTAL ASSETS	$473	$5,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	73	22,000
Due to related party (Note 4)	56,487	27,187

TOTAL LIABILITIES	56,560	49,187

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
52,637,500 shares of common stock (August 31, 2016 – 52,637,500)	52,638	52,638
Additional Paid-in capital	(43,619)	(43,619)
Accumulated deficit	(65,106)	(53,098)

TOTAL STOCKHOLDERS’ DEFICIT	(56,087)	(44,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$473	$5,108

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2016	Three months ended November 30, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$3,208	$31
Professional fees	8,800	7,813

TOTAL EXPENSES	(12,008)	(7,844)

NET LOSS	(12,008)	(7,844)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	52,637,500	1,250,000,000

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended November 30, 2016	Three months ended November 30, 2015
OPERATING ACTIVITIES
Net loss for the period	$(12,008)	$(7,844)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	(21,927)	(1,113)

NET CASH USED IN OPERATING ACTIVITIES	(33,935)	(6,731)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from related parties	29,300	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,300	10,000

NET DECREASE IN CASH	(4,635)	3,269

CASH, BEGINNING OF PERIOD	5,108	587

CASH, END OF PERIOD	$473	$3,856

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2016 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $65,106. As at November 30, 2016 the Company has a working capital deficit of $56,087. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2016 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

November 30, 2016 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2016. As of November 30, 2016 the Company had $473 held in an escrow account with Highland Escrow Trust and Real Estate Services Co. Ltd.

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

November 30, 2016 (Unaudited)

NOTE 3 – CAPITAL STOCK (continued)

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

As of November 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2016 the Company’s outstanding related party advances balance is $56,487 (August 31, 2016 - $27,187). The amounts are due to the Company’s President and are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

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

Results of Operations

For the three-month periods ended November 30, 2016 and November 30, 2015 we had no revenues. Expenses for the three-month period ended November 30, 2016 totaled $12,008, resulting in a net loss of $12,008 compared to expenses totaling $7,844 and a net loss of $7,844 for the three-month period ended November 30, 2015. The net loss of $12,008 for the three-month period ended November 30, 2016 is comprised of $3,208 in general and administrative expenses and professional fees of $8,800, comprised primarily of accounting expenses. The net loss of $7,844 for the three-month period ended November 30, 2015 is comprised of $31 in general and administrative expenses and professional fees of $7,813, comprised primarily of accounting expenses.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our president and director has invested $5,000 in the Company and, additionally, has loaned the Company $56,487 in the way of a non-interest bearing loan. At the present time, we have received $4,028 from the sales of common shares to 30 investors during March 2016. No other arrangement has been made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. We must raise cash to implement our strategy and stay in business.

As of November 30, 2016, we had $473 in cash as compared to $5,108 in cash at August 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2016 the Company’s sole officer and director, Mr. Sommay Vongsa has loaned the Company $56,487 and he has indicated that he may be willing to provide a maximum of an additional $15,000, required maintain our reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Annual Report on Form 10-K, which included our financial statements for the year ended August 31, 2016, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

As reported in our Annual Report on Form 10-K, which included our financial statements for the year ended August 31, 2016, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of November 30, 2016. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

My Cloudz, Inc. (registrant)

Dated: January 17, 2017	By:	/s/ Sommay Vongsa
Sommay Vongsa
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole Director

