Form 10-Q
period 2017-02-28
My Cloudz, Inc.
filed 2017-04-14
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

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

As of February 28, 2017, there were 52,637,500 shares of common stock, $0.001 par value, issued and outstanding.

My Cloudz, Inc.

Quarterly Report on Form 10-Q

2

MY CLOUDZ, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

February 28, 2017 (Unaudited)

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	February 28, 2017	August 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$191	$5,108

TOTAL ASSETS	$191	$5,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,492	22,000
Due to related party (Note 4)	59,487	27,187

TOTAL LIABILITIES	60,979	49,187

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
52,637,500 shares of common stock (August 31, 2016 – 52,637,500)	52,638	52,638
Additional Paid-in capital	(43,619)	(43,619)
Accumulated deficit	(69,807)	(53,098)

TOTAL STOCKHOLDERS’ DEFICIT	(60,788)	(44,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$191	$5,108

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2017	Three months ended February 29, 2016	Six months ended February 28, 2017	Six months ended February 29, 2016

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$1,451	$339	$4,659	$370
Professional fees	3,250	4,825	12,050	12,638

TOTAL EXPENSES	(4,701)	(5,164)	(16,709)	(13,008)

NET LOSS	(4,701)	(5,164)	(16,709)	(13,008)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	52,637,500	32,500,000	52,637,500	32,500,000

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28, 2017	Six months ended February 29, 2016

OPERATING ACTIVITIES
Net loss for the period	$(16,709)	$(13,008)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	(20,508)	-

NET CASH USED IN OPERATING ACTIVITIES	(37,217)	(13,008)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from related parties	32,300	13,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,300	13,500

NET DECREASE IN CASH	(4,917)	492

CASH, BEGINNING OF PERIOD	5,108	587

CASH, END OF PERIOD	$191	$1,079

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $69,807. As at February 28, 2017 the Company has a working capital deficit of $60,788. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2017 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

February 28, 2017 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of February 28, 2017. As of February 28, 2017 the Company had $191 held in an escrow account with Highlands Escrow, Trust and Real Estate Services Co., Ltd.

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

February 28, 2017 (Unaudited)

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

As of February 28, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2017 the Company’s outstanding related party advances balance is $59,487 (August 31, 2016 - $27,187). The amounts are due to the Company’s President and are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

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

Results of Operations

For the three-month periods ended February 28, 2017 and February 29, 2016 we had no revenues. Expenses for the three-month period ended February 28, 2017 totaled $4,701, resulting in a net loss of $4,701 compared to expenses totaling $5,164 and a net loss of $5,164 for the three-month period ended February 29, 2016. The net loss of $4,701 for the three-month period ended February 28, 2017 is comprised of $1,451 in general and administrative expenses and professional fees of $3,250, comprised primarily of accounting expenses. The net loss of $5,164 for the three-month period ended February 29, 2016 is comprised of $339 in general and administrative expenses and professional fees of $4,825, comprised primarily of accounting expenses.

For the six-month periods ended February 28, 2017 and February 29, 2016 we had no revenues. Expenses for the six-month period ended February 28, 2017 totaled $16,709, resulting in a net loss of $16,709 compared to expenses totaling $13,008 and a net loss of $13,008 for the six-month period ended February 29, 2016. The net loss of $16,709 for the six-month period ended February 28, 2017 is comprised of $4,659 in general and administrative expenses and professional fees of $12,050 comprised primarily of accounting expenses. The net loss of $13,008 for the six-month period ended February 29, 2016 is comprised of $370 in general and administrative expenses and professional fees of $12,638, comprised primarily of accounting expenses.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our president and director has invested $5,000 in the Company and, additionally, has loaned the Company $59,487 in the way of a non-interest bearing loan. At the present time, we have received $4,028 from the sale of common shares to 30 investors during March 2016. No other arrangement has been made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. We must raise cash to implement our strategy and stay in business.

As of February 28, 2017, we had $191 in cash as compared to $1,079 in cash at February 29, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2017 the Company’s sole officer and director, Mr. Sommay Vongsa has loaned the Company $59,487 and he has indicated that he may be willing to provide a maximum of an additional $15,000, required maintain our reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As reported in our Annual Report on Form 10-K, which included our financial statements for the year ended August 31, 2016, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of February 28, 2017. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

My Cloudz, Inc. (registrant)

Dated: April 14, 2017	By:	/s/ Sommay Vongsa
Sommay Vongsa President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole Director

