Form 10-Q
period 2017-05-31
My Cloudz, Inc.
filed 2017-07-24
CIK 1629205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

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

As of May 31, 2017, there were 52,637,500 shares of common stock, $0.001 par value, issued and outstanding.

My Cloudz, Inc.

Quarterly Report on Form 10-Q

2

MY CLOUDZ, INC.

FINANCIAL STATEMENTS

May 31, 2017

(Unaudited)

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	May 31, 2017	August 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$401	$5,108
Prepaid	2,500

TOTAL ASSETS	$2,901	$5,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	677	22,000
Due to related party (Note 4)	64,487	27,187

TOTAL LIABILITIES	65,164	49,187

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 52,637,500 shares of common stock (August 31, 2016 – 52,637,500)	52,638	52,638
Additional Paid-in capital	(43,619)	(43,619)
Shares to be issued	2,500
Accumulated deficit	(73,782)	(53,098)

TOTAL STOCKHOLDERS’ DEFICIT	(62,263)	(44,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,901	$5,108

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

MY CLOUDZ, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2017	Three months ended May 31, 2016	Nine months ended May 31, 2017	Nine months ended May 31, 2016

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$725	$15,000	$5,384	$15,370
Professional fees	3,250	-	15,300	12,638

TOTAL EXPENSES	(3,975)	(15,000)	(20,684)	(28,008)

NET LOSS	(3,975)	(15,000)	(20,684)	(28,008)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	52,637,500	50,448,641	52,637,500	38,526,551

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

MY CLOUDZ, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31, 2017	Nine months ended May 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$(20,684)	$(28,008)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Common shares issued for services	2,500	-

Changes in operating assets and liabilities
Prepaid expenses	(2,500)
Accounts payable	(21,323)	15,000

NET CASH USED IN OPERATING ACTIVITIES	(42,007)	(13,008)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,028
Payment of purchase of common shares	-	(10)
Proceeds from related parties	37,300	13,510

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,300	17,528

NET DECREASE IN CASH	(4,707)	4,520

CASH, BEGINNING OF PERIOD	5,108	588

CASH, END OF PERIOD	$401	$5,108

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

MY CLOUDZ, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $73,782. As at May 31, 2017 the Company has a working capital deficit of $62,263. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2017 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of May 31, 2017. As of May 31, 2017 the Company had $401 held in an escrow account with Highlands Escrow, Trust and Real Estate Services Co. Ltd.

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

Table of Content

MY CLOUDZ, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2017 (Unaudited)

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

On May 29, 2017 the directors of the Company approved the issuance of 2,500,000 common shares at $0.001 to Thomas Puzzo to provide legal services to the Company for a term of one year. These shares were issued on July 11, 2017.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 250:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of May 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

Table of Content

MY CLOUDZ, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2017 (Unaudited)

NOTE 4 – LETTER OF INTENT – C3 GLOBAL BIOSCIENCES

On June 15, 2017, My Cloudz, Inc., a Nevada corporation (the “Company”), announced it had entered into a non-binding letter of intent, dated May 23, 2017 (the “Letter of Intent”), with C3 Global Biosciences., a Nevada corporation (“C3 Global Biosciences”), pursuant to which, the Company has proposed to acquire C3 Global Biosciences. The prospective transaction is contemplated to be structured as a share exchange, whereby the Company would acquire all issued and outstanding shares and other securities of C3 Global Biosciences in exchange for shares of common stock of the Company, such that upon closing of the share exchange, the shareholders of C3 Global Biosciences would hold 70% of the issued and outstanding shares of common stock of the Company, and C3 Global Biosciences would be a wholly-owned subsidiary of the Company.

C3 Global Biosciences is a business committed to developing sustainable health solutions through the advancement of cannabidiol “CBD” science.

The Letter of Intent provides that until (i) June 23, 2017, neither the Company nor C3 Global Biosciences may negotiate or deal with any other party with respect to any matter related to the prospective share exchange, and (ii) that definitive documentation regarding the prospective share exchange shall be executed not later than July 6, 2017, and that closing shall take place not later than July 7, 2017. The closing date for this transaction will be extended until August 11, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2017 the Company’s outstanding related party advances balance is $64,487 (August 31, 2016 - $27,187). The amounts are due to the Company’s President and, are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

NOTE 6 – SUBSEQUENT EVENTS

On June 1, 2017 the directors of the Company approved to sell up to ten million (10,000,000) common shares of the Company stock at $0.001 per share. During May and June 2017, the Company had sold 7,500,000 shares. These shares were issued on July 11, 2017.

Table of Content

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

Results of Operations

For the three-month periods ended May 31, 2017 and May 31, 2016 we had no revenues. Expenses for the three-month period ended May 31, 2017 totaled $3,975, resulting in a net loss of $3,975 compared to expenses totaling $15,000 and a net loss of $15,000 for the three-month period ended May 31, 2016. The net loss of $3,975 for the three-month period ended May 31, 2017 is comprised of $725 in general and administrative expenses and professional fees of $3,250, comprised primarily of accounting expenses. The net loss of $15,00 for the three-month period ended May 31, 2016 is comprised of $15,000 in general and administrative expenses.

For the nine-month periods ended May 31, 2017 and May 31, 2016 we had no revenues. Expenses for the nine-month period ended May 31, 2017 totaled $20,684, resulting in a net loss of $20,684 compared to expenses totaling $28,008 and a net loss of $28,008 for the nine-month period ended May 31, 2016. The net loss of $20,684 for the nine-month period ended May 31, 2017 is comprised of $5,384 in general and administrative expenses and professional fees of $15,300 comprised primarily of accounting expenses. The net loss of $28,008 for the nine-month period ended May 31, 2016 is comprised of $15,370 in general and administrative expenses and professional fees of $12,638 comprised primarily of accounting expenses.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our president and director has invested $5,000 in the Company and, additionally, has loaned the Company $64,487 in the way of a non-interest bearing loan. At the present time, we have received $4,028 from the sale of common shares to 30 investors during March 2016. No other arrangement has been made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. We must raise cash to implement our strategy and stay in business.

As of May 31, 2017, we had $401 in cash as compared to $5,108 in cash at August 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2017 the Company’s sole officer and director, Mr. Sommay Vongsa has loaned the Company $64,487 and he has indicated that he may be willing to provide a maximum of an additional $15,000, required maintain our reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching or releasing our proposed product, nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Table of Content

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

Table of Content

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

As reported in our annual report on Form 10-K, which included our financial statements for the year ended August 31, 2016, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2017. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Content

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2017the directors of the company approved the issuance of 2,500,000 common shares at $0.001 to Thomas Puzzo to provide legal services to the company for a term of one year. These shares were issued on July 11, 2017.

On June 1, 2017 the directors of the Company approved to sell up to ten million (10,000,000) common shares of the Company stock at $0.001 per share. During May and June 2017, the Company had sold 7,5500,000 shares. These shares were issued on July 11, 2017.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Table of Content

Item 5. Other Information.

On June 15, 2017, My Cloudz, Inc., a Nevada corporation (the “Company”), announced it had entered into a non-binding letter of intent, dated May 23, 2017 (the “Letter of Intent”), with C3 Global Biosciences., a Nevada corporation (“C3 Global Biosciences”), pursuant to which, the Company has proposed to acquire C3 Global Biosciences. The prospective transaction is contemplated to be structured as a share exchange, whereby the Company would acquire all issued and outstanding shares and other securities of C3 Global Biosciences in exchange for shares of common stock of the Company, such that upon closing of the share exchange, the shareholders of C3 Global Biosciences would hold 70% of the issued and outstanding shares of common stock of the Company, and C3 Global Biosciences would be a wholly-owned subsidiary of the Company.

C3 Global Biosciences is a business committed to developing sustainable health solutions through the advancement of cannabidiol “CBD” science.

The Letter of Intent provides that until (i) June 23, 2017, neither the Company nor C3 Global Biosciences may negotiate or deal with any other party with respect to any matter related to the prospective share exchange, and (ii) that definitive documentation regarding the prospective share exchange shall be executed not later than July 6, 2017, and that closing shall take place not later than July 7, 2017. The closing date for this transaction will be extended until August 11, 2017.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

Table of Content

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

My Cloudz, Inc. (registrant)

Dated: July 24, 2017	By:	/s/ Sommay Vongsa
Sommay Vongsa
President, Principal Executive Officer Principal Financial Officer, Secretary, Treasurer and sole Director

