Form 10-K
period 2017-08-31
My Cloudz, Inc.
filed 2017-12-15
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

Commission File No. 000-55852

MY CLOUDZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1119 West 1st Ave., Ste. G

Spokane, Washington 99021

(Address of principal executive offices, zip code)

(253) 470-8043

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 28, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.00. At December 12, 2017, there were 132,637,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

MY CLOUDZ, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of My Cloudz, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “My Cloudz”, “we”, “us,” or “our” are to My Cloudz, Inc.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

My Cloudz, Inc. was incorporated on July 31, 2014 under the laws of the State of Nevada. From our formation on July 31, 2014 until October 9, 2017, we were engaged in the business of cloud storage services. Sommay Vongsa served as President, Secretary, Treasurer and sole director from July 31, 2014, until his resignation on October 9, 2017. Concurrent with his resignation, Mr. Vongsa appointed Darren Long, as the Company’s new Chief Executive Officer, Secretary, Chairman of the board of directors, and Secretary; Timothy Orr, as the Company’s new President and a director; and Brian Martinho, as the Company’s new Treasurer and a director.

The Company does not have any current plans, arrangements, discussions or intentions, whether written or oral, to engage in a merger or acquisition with an identified or unidentified company or person to be used as a vehicle for a private company to become a reporting company.

From inception until we completed our reverse acquisition of GridIron BioNutrients, the principal business of cloud storage services.

Reverse Acquisition of GridIron BioNutrients

On October 9, 2017, My Cloudz, Inc. entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, GridIron BioNutrients, Inc., a Nevada corporation (“GridIron BioNutrients”), and the holders of common stock of GridIron BioNutrients. The holders of the common stock of GridIron BioNutrients consisted of 3 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 70,000,000 shares of common stock in consideration for all the issued and outstanding shares in GridIron BioNutrients. The effect of the issuance is that GridIron BioNutrients shareholders now hold approximately 57.0% of the issued and outstanding shares of common stock of the Company.

Darren Long, the founder of GridIron BioNutrients, and the Company’s new Chief Executive Officer, Chairman of the board of directors, and Secretary, is the holder of 35,000,000 shares of common stock of the Company. Timothy Orr, the Company’s new President and a director of the Company, is the holder of 17,500,000 shares of common stock of the Company. Brian Martinho, the Company’s new Treasurer and a director, is the holder of 17,500,000 shares of common stock of the Company. The Company’s new officers and sole director, therefore, control an aggregate of 70,000,000, or 57.0%, of the outstanding common stock of the Company, on a fully diluted basis.

As a result of the share exchange, GridIron BioNutrients is now a wholly-owned subsidiary of the Company.

The share exchange transaction with GridIron BioNutrients was treated as a reverse acquisition, with GridIron BioNutrients as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Annual Report on Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of GridIron BioNutrients.

Organization & Subsidiaries

We have one operating subsidiary, GridIron BioNutrients, Inc., a Nevada corporation.

Overview of GridIron BioNutrients

Our wholly owned subsidiary, GridIron BioNutrients was incorporated on July 20, 2017, in Nevada.

The business of GridIron BioNutrients is now the principal business of the Company. GridIron BioNutrients is in the business of marketing and selling cannabidiol products line of capsules, oil, ointments, concentrates and water.

GridIron BioNutrients principal administrative offices are located at 1119 West 1st Ave., Ste. G, Spokane, Washington 99021. Our website is www.gridirionbionutrients.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of August 31, 2017.

August 31, 2017
Financial Summary
Cash and Deposits	$25
Total Assets	25
Total Liabilities	16,101
Total Stockholders’ Equity	$2,825

Primary Business

GridIron BioNutrients is in the business of marketing and selling cannabidiol products line of capsules, oil, ointments, concentrates and water. GridIron BioNutrients is the owner and has right to intellectual property, including trademark, trade names, images, likenesses and other associated intellectual property, such as the name “Gridion BioNutrients” and related to Darren Long.

We intend to:

•	establish a cannabidiol products platform and brand;
•	create of platform to partner and invest in various segments in the cannabidiol products industry; and
•	establish key exclusive strategic alliances which serve to accomplish the task of becoming the market leader.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals needed for any of our products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Employees

As of the date hereof, we have 3 non-employee officers who operate our company Darren Long, the founder of GridIron BioNutrients, and the Company’s new Chief Executive Officer, Chairman of the board of directors, who spends approximately 25 hours per week on Company business; Timothy Orr, the Company’s new President and a director, who spends approximately 25 hours per week on Company business; and Brian Martinho, our Treasurer and a director, who spends approximately 25 hours per week on Company business.

DESCRIPTION OF PROPERTIES

Our executive offices are located at 1119 West 1st Ave., Ste. G, Spokane, Washington 99021.

We do not own any real estate or other physical properties.

OUR EXECUTIVE OFFICES

Our executive offices are located at 1119 West 1st Ave., Ste. G, Spokane, Washington 99021.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 1119 West 1st Ave., Ste. G, Spokane, Washington 99021. We believe that this space is adequate for our current needs. Our telephone number is (253) 470-8043.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since February 6, 2017, our shares of common stock have been quoted on the OTCPink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”) under the stock symbol “MYYZ”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

August 31, 2017	0.025	0.025
May 31, 2017	0.025	0.025
February 28, 2017	0.025	0.025

HOLDERS

As of December 11, 2017 the Company had approximately 132,637,500 shares of common stock issued and outstanding held by approximately 82 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc. (“Empire Stock Transfer”), whose address 1859 Whitney Mesa Dr., Henderson, Nevada 89014. Empire Stock Transfer’s telephone number is (702) 818-5898.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in the State of Nevada on July 31, 2014 and established a fiscal year end of August 31.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of one year or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

For the years ended August 31, 2017 and 2016, we generated no revenues.

For the year ended August 31, 2017, we incurred operating expenses of $35,850, consisting of professional fees of $21,675, and office and general expenses of $14,175. By way of comparison, for the year ended August 31, 2016, we incurred operating expenses of $35,008, consisting of professional fees of $19,638, and office and general expenses of $15,370.

We incurred net losses of $35,850 and $35,008 for the years ended August 31, 2017 and 2016, respectively. The following table provides selected financial data about our company at August 31, 2017 and 2016.

Balance Sheet Data	August 31, 2017	August 31, 2016
Cash and Cash Equivalents	$4,877	$5,108
Total Assets	$6,752	$5,108
Total Liabilities	$76,681	$49,187
Shareholders’ Equity (Deficit)	$(69,929)	$(44,079)

GOING CONCERN

To date the Company only generated nominal revenues and consequently has incurred recurring losses from operations. We do not have sufficient funds to support our daily operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2017, we had a cash balance of $4,877, total current liabilities of approximately $76,681. Such cash amount of $4,877 was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. In the next 12 months, we plan to identify business to whom we can license our brand name.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

My Cloudz, Inc.

August 31, 2017 and August 31, 2016

PLS CPA, A PROFESSIONAL CORP. t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

My Cloudz, Inc.

We have audited the accompanying balance sheet of My Cloudz, Inc. (the “Company”) as of August 31, 2017 and 2016 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Cloudz, Inc. as of August 31, 2017 and 2016, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

December 14, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

MY CLOUDZ, INC.

BALANCE SHEETS

	August 31, 2017	August 31, 2016

ASSETS

CURRENT ASSETS
Cash	$4,877	$5,108
Prepaid	1,875	-

TOTAL ASSETS	$6,752	$5,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	774	22,000
Due to related party (Note 4)	75,907	27,187

TOTAL LIABILITIES	76,681	49,187

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
62,637,500 shares of common stock (August 31, 2016 – 52,637,500)	62,638	52,638
Additional Paid-in capital	(43,619)	(43,619)
Accumulated deficit	(88,948)	(53,098)

TOTAL STOCKHOLDERS’ DEFICIT	(69,929)	(44,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,752	$5,108

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

MY CLOUDZ, INC.

STATEMENT OF OPERATIONS

(Audited)

	Year ended August 31, 2017	Year ended August 31, 2016

REVENUE	$-	$-

EXPENSES
Office and general	$14,175	$15,370
Professional fees	21,675	19,638

TOTAL EXPENSES	(35,850)	(35,008)

NET LOSS	(35,850)	(35,008)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	55,158,048	41,823,938

On March 15, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 250 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

MYCLOUDZ, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 31, 2014 (INCEPTION) TO AUGUST 31, 2016

(Audited)

	Common Stock			Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, July 31, 2014	-	$-	$-	$-	$-

Net loss for the year ended August 31, 2014	-	-	-	(3,567)	(3,567)

Balance, August 31, 2014	-	-	-	(3,567)	(3,567)

Common shares issued for cash -- At $0.000004 per share November 10, 2014	1,250,000,000	1,250,000	(1,245,000)	-	5,000

Net loss for the year ended August 31, 2015	-	-	-	(14,523)	(14,523)

Balance, August 31, 2015	1,250,000,000	1,250,000	(1,245,000)	(18,090)	(13,090)

Shares cancelled – at $0.000000008 per share, March 15, 2016	(1,217,500,000)	(1,217,500)	1,217,490	-	(10)

Common shares issued for cash – At $0.0002 per share March 15, 2016	20,137,500	20,138	(16,109)	-	4,029

Net loss for the year ended August 31, 2016	-	-	-	(35,008)	(35,008)

Balance, August 31, 2016	52,637,500	52,638	(43,619)	(53,098)	(44,079)

Common shares issued for cash at $0.001 per share June 1, 2017	5,000,000	5,000	-	-	5,000

Common shares issued for services at $0.001 per share June 1, 2017	5,000,000	5,000	-	-	5,000

Net loss for the year ended August 31, 2017	-	-	-	(35,850)	(35,850)

Balance, August 31, 2017	62,637,500	$62,638	$(43,619)	$(88,948)	$(69,929)

The accompanying notes are an integral part of these financial statements.

MY CLOUDZ, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended August 31, 2017	Year ended August 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$(35,850)	$(35,008)
Adjustments to reconcile net loss to net cash used in operating activities	-
Changes in operating assets and liabilities
Accounts payable	(21,226)	22,000
Prepaid	(1,875)

NET CASH USED IN OPERATING ACTIVITIES	(58,951)	(13,008)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	4,029
Services rendered for common stock	5,000	(10)
Proceeds from related parties	48,720	13,510

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,720	17,528

NET DECREASE IN CASH	(231)	4,521

CASH, BEGINNING OF PERIOD	5,108	587

CASH, END OF PERIOD	$4,877	$5,108

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

My Cloudz, Inc. was incorporated in the State of Nevada as a for-profit Company on July 31, 2014 and established a fiscal year end of August 31. The Company intends to market and sell its planned online data storage through its intended website.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $88,948. As at August 31, 2017 the Company has a working capital deficit of $ 69,929. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2017 the Company has funded initial expensed through advances from the president. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of August 31, 2017. As of August 31, 2017 the Company had $16 held in an escrow account with Highland Escrow Trust and Real Estate Services Co. Ltd., and $4,861 in a lawyers trust account with the Law Offices of Thomas E. Puzzo, PLLC.

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

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (Audited)

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

On June 1, 2017 the directors of the Company approved to sell up to ten million (10,000,000) common shares of the Company stock at $0.001 per share. As of August 31, 2017 the Company had sold 5,000,000 shares for net proceeds of $5,000 to the Company.

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (Audited)

NOTE 3 – CAPITAL STOCK (continued)

On June 1, 2017 the Company in exchange for providing legal services in connections with a business transaction (refer to Note 4) all rendering legal advice in connection with U.S. securities relations for a term of one year the Company issued a total of 5,000,000 ( 2 x 2,500,000) restricted shares to two lawyers at a par value of $0.001. All considerations for payment for the shares will have been paid for the shares as of June 1, 2017.

As of August 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – LETTER OF INTENT

Subsequent to the period, on September 5, My Cloudz, Inc., a Nevada corporation (the “Company”), announced it had entered into a non-binding letter of intent, dated August 17th executed September 5, 2017 (the “Letter of Intent”), with Gridiron BioNutrients™ a Nevada corporation (“Gridiron”), pursuant to which, the Company has proposed to acquire Gridiron. The prospective transaction is contemplated to be structured as a share exchange, whereby the Company would acquire all issued and outstanding shares and other securities of Gridiron in exchange for shares of common stock of the Company, such that upon closing of the share exchange, the shareholders of Gridiron would hold 70% of the issued and outstanding shares of common stock of the Company.

Gridiron BioNutrients™ is a business committed to health solutions through the advancement of cannabidiol “CBD” science. The Company’s flagship product is Gridiron MVP™ Water; Gridiron is also currently in development of additional CBD products for the health and wellness industry that will be released over the next twelve months.

The Gridiron MVP™ water is infused with the highest quality organic CBD that has soil based probiotics, fulvic and humic minerals, 77+ additional trace minerals, electrolytes, with a pH of 10. The beverage has no THC, no sugar - no artificial flavors - no artificial colors.

The Letter of Intent provides that until November 30th, 2017 neither the Company nor Gridiron BioNutrients™ may negotiate or deal with any other party with respect to any matter related to the prospective share exchange, and (ii) that definitive documentation regarding the prospective share exchange shall be executed not later than November 30, 2017, and that closing shall take place on November 30th 2017. The agreement allows for an automatic extension of 30 days should the definitive agreement not be executed by November 30th, 2017. Should for any reason the definitive agreement not be executed by March 31, 2018 then the letter of intent shall be deemed terminated.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2017 the Company’s outstanding related party advances balance is $75,907 (August 31, 2016 - $27,187). The amounts are due to the Company’s former President and, are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

On June 1, 2017 the Company issued to the current president of the Company 2,500,000 restricted common shares for providing legal services.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2017	August 31, 2016

Net loss before income taxes per financial statements	$(35,850)	$(35,008)
Income tax rate	34%	34%
Income tax recovery	(12,189)	(11,903)
Non-deductible	--	--
Valuation allowance change	12,189	11,903

Provision for income taxes	$–	$–

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (Audited)

The significant component of deferred income tax assets at August 31, 2017 and August 31, 2016, is as follows:

	August 31, 2017	August 31, 2016
Net operating loss carry-forward	$30,243	$18,054
Valuation allowance	(30,243)	(18,054)

Net deferred income tax asset	$–	$–

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

As of August 31, 2017 and August 31, 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2017 and August 31, 2016 and no interest or penalties have been accrued as of August 31, 2017 and August 31, 2016. As of August 31, 2017 and August 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 7 – SUBSEQUENT EVENTS

On September 5, My Cloudz, Inc., a Nevada corporation (the “Company”), announced it had entered into a non-binding letter of intent, dated August 17th executed September 5, 2017 (the “Letter of Intent”), with Gridiron BioNutrients™ a Nevada corporation (“Gridiron”), pursuant to which, the Company has proposed to acquire Gridiron. The prospective transaction is contemplated to be structured as a share exchange, whereby the Company would acquire all issued and outstanding shares and other securities of Gridiron in exchange for shares of common stock of the Company, such that upon closing of the share exchange, the shareholders of Gridiron would hold 70% of the issued and outstanding shares of common stock of the Company.

Gridiron BioNutrients™ is a business committed to health solutions through the advancement of cannabidiol “CBD” science. The Company’s flagship product is Gridiron MVP™ Water; Gridiron is also currently in development of additional CBD products for the health and wellness industry that will be released over the next twelve months.

The Gridiron MVP™ water is infused with the highest quality organic CBD that has soil based probiotics, fulvic and humic minerals, 77+ additional trace minerals, electrolytes, with a pH of 10. The beverage has no THC, no sugar - no artificial flavors - no artificial colors.

The Letter of Intent provides that until November 30th, 2017 neither the Company nor Gridiron BioNutrients™ may negotiate or deal with any other party with respect to any matter related to the prospective share exchange, and (ii) that definitive documentation regarding the prospective share exchange shall be executed not later than November 30, 2017, and that closing shall take place on November 30th 2017. The agreement allows for an automatic extension of 30 days should the definitive agreement not be executed by November 30th, 2017. Should for any reason the definitive agreement not be executed by March 31, 2018 then the letter of intent shall be deemed terminated.

MY CLOUDZ, INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (Audited)

NOTE 7 – SUBSEQUENT EVENTS (continued)

On October 9, 2017, My Cloudz, Inc., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, GridIron BioNutrients, Inc., a Nevada corporation (“GridIron BioNutrients”), and the holders of common stock of GridIron BioNutrients, which consisted of 3 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 70,000,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in GridIron BioNutrients. The effect of the issuance is that former GridIron BioNutrients shareholders now hold approximately 57.0% of the issued and outstanding shares of common stock of the Company, and GridIron BioNutrients is now a wholly-owned subsidiary of the Company.

Darren Long, the founder of GridIron BioNutrients, and the Company’s new Chief Executive Officer, Chairman of the board of directors, and Secretary, is the holder of 35,000,000 shares of common stock of the Company. Timothy Orr, the Company’s new President and a director of the Company, is the holder of 17,500,000 shares of common stock of the Company. Brian Martinho, the Company’s new Treasurer and a director, is the holder of 17,500,000 shares of common stock of the Company. The Company’s new officers and sole director, therefore, control an aggregate of 70,000,000, or 57.0%, of the outstanding common stock of the Company, on a fully diluted basis.

GridIron BioNutrients was incorporated on July 20, 2017, in Nevada. The business of GridIron BioNutrients is now our principal business. GridIron BioNutrients is organized for various investments under the GridIron BioNutrients brand as well as to conduct any other related business and activities. GridIron BioNutrients is the owner and has right to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Sony Hill” related to Timothy Orr.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Timothy Orr, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Winterhalter concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2017.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Darren Long	58	Chief Executive Officer, Secretary, and Chairman of the Board of Directors
Timothy Orr	46	President and director
Brian Martinho	46	Treasurer and director

Darren Long

Chief Executive Officer, Secretary and Chairman of the Board of Directors

Darren Long, age 58, has served as our Chief Executive Officer, Secretary, and Chairman of the Board of Directors since October 9, 2017. Mr. Long presently serves as President of Livia Global, Inc. and Foods for Athletes, Inc. Mr. Long is a former NFL and USFL Tight End as well as a 3x All-American. In 1982 he led the NCAA with the most receptions by a Tight End and was 2nd overall in most receptions in a single season. He is a national speaker for athletic programs, corporations and small businesses. He also hosts the “Foods For Athletes” a health and wellness radio show that aired worldwide. Mr. Long is also an author and has been seen and heard on multiple television and radio shows. Additionally, Mr. Long was awarded the 2016 Humanitarian Award from The Hospitaller Order of Saint Lazarus of Jerusalem and the White House along with the Colonial Kentucky Award. In 1979 and 1980, Mr. Long attended College of the Sequoias, where he obtained an AA, and from 1980 to 1983, Mr. Long attended California State University, Long Beach State, where he obtained a Nutrition degree and a minor in business. Mr. Long’s background and experience as the founder of GridIron BioNutrients, Inc. led to our conclusion that he should serve as a director in light of our business and structure.

Timothy Orr

President and director

Timothy Orr, age 46, has served as our President and a director since October 9, 2017. Mr. Orr has over 20 years of legal, business and public and private company experience. Mr. Orr’s law practice focuses on business formation and financing tailored to small and medium size companies. Mr. Orr has acted as outside counsel for publicly traded companies as well as private companies seeking equity financing for the expansion of their business. Additionally, since 2004, Mr. Orr has owned and operated Jameson Capital, LLC, a business development consulting services company. In 1994, Mr. Orr obtained a BA in Biology from Whitworth University, and in 1998, he obtained a JD from Gonzaga School of Law. Mr. Orr’s background as a lawyer and desire to participate in the management of GridIron BioNutrients, Inc. led to our conclusion that he should serve as a director in light of our business and structure.

Brian Martinho

Treasurer and director

Brian Martinho, age 46, In addition to his role with Gridiron BioNutirients, Inc., Mr. Martinho is the CFO for Foods For Athletes. He has had careers in business and finance, including ownership of a property investment company, Martinho Investments, LLC; Brian Martinho Construction, Inc.; and Martinho's Mini Mart, Car Wash, Old Firehouse Pizzeria. Mr. Martinho also worked as with AIG/Valic as a Financial Advisor. From 1991 to 1994, Mr. Martinho attended College of Sequoias, where he obtained an AA Degree. From 1994 to 1997, Mr. Martinho attended San Diego State University, where he obtained a B.S. Degree in Exercise and Nutritional Science with an Emphasis in Fitness and Health and Single Subject Teaching. From 1997 to 1998, Mr. Martinho attended National University, where he obtained a Single Subject Teaching Degree. Mr. Martinho's background and experience an entrepreneur and business owner led to our conclusion that he should serve as a director in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, none of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

EMPLOYMENT AGREEMENTS

We have no employment agreement with any person.

INDEMNIFICATION AGREEMENTS

Each of Mr. Long, Mr. Orr and Mr. Martinho have entered into an Indemnification Agreement dated October 9, 2017, with the Company, pursuant to which the Company agreed to indemnify Mr. Long, Mr. Orr and Mr. Martinho for claims against each of them that may arise in connection with the performance of their respective duties as an officer or director for the Company.

FAMILY RELATIONSHIPS

No family relationships exist between Darren Long our Chief Executive Officer, Secretary, and Chairman of the Board of Directors and any person who is an affiliate of the Company.

No family relationships exist between Timothy Orr, our President and a director, and any person who is an affiliate of the Company.

No family relationships exist between Brian Martinho, our Secretary and a director, and any person who is an affiliate of the Company.

CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2017, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended August 31, for the fiscal years ended as indicated, and as the date of filing of this Annual Report on Form 10-K:.

Summary Compensation Table

Name andPrincipal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Sommay Vongsa (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Darren Long (2)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Timothy Orr (3)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brian Martinho (4)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1) Appointed President, Secretary, Treasurer and director on July 31, 2014, and resigned from all such positions on October 9, 2017.

(2) Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017.

(3) Appointed President and director on October 9, 2017.

(4) Appointed Treasurer and director on October 9, 2017.

There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended August 31, 2017, and through the date of filing of this Form 8-K.

Option Grants

The following table sets forth stock option grants and compensation for the fiscal year ended August 31, 2017, and as the date of filing of this Annual Report on Form 10-K:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sommay Vongsa (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Darren Long (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Timothy Orr (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Brian Martinho (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

______________

(1) Appointed President, Secretary, Treasurer and director on July 31, 2014, and resigned from all such positions on October 9, 2017.

(2) Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017.

(3) Appointed President and director on October 9, 2017.

(4) Appointed Treasurer and director on October 9, 2017.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended September 30, 2014 and through the date of filing of this Form 8-K.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended September 30, 2014 and through the date of filing of this Form 8-K.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended March 31, 2016, and through the date of filing of this Form 8-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2017, and as the date of filing of this Annual Report on Form 10-K:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Sommay Vongsa (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Darren Long (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Timothy Orr (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Martinho (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1) Appointed President, Secretary, Treasurer and director on July 31, 2014, and resigned from all such positions on October 9, 2017.

(2) Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017.

(3) Appointed President and director on October 9, 2017.

(4) Appointed Treasurer and director on October 9, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 62,637,500 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Sommay Vongsa (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Darren Long (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Timothy Orr (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Martinho (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1) Appointed President, Secretary, Treasurer and director on July 31, 2014, and resigned from all such positions on October 9, 2017.

(2) Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017.

(3) Appointed President and director on October 9, 2017.

(4) Appointed Treasurer and director on October 9, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 9, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, GridIron BioNutrients, Inc., a Nevada corporation (“GridIron BioNutrients”), and the holders of common stock of GridIron BioNutrients. The holders of the common stock of GridIron BioNutrients consisted of 3 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 70,000,000 shares of common stock in consideration for all the issued and outstanding shares in GridIron BioNutrients. The effect of the issuance is that GridIron BioNutrients shareholders now hold approximately 57.0% of the issued and outstanding shares of common stock of the Company.

As of October 9, 2017, Darren Long, the founder of GridIron BioNutrients, and the Company’s new Chief Executive Officer, Chairman of the board of directors, and Secretary, is the holder of 35,000,000 shares of common stock of the Company. Timothy Orr, the Company’s new President and a director of the Company, is the holder of 17,500,000 shares of common stock of the Company. Brian Martinho, the Company’s new Treasurer and a director, is the holder of 17,500,000 shares of common stock of the Company. The Company’s new officers and sole director, therefore, control an aggregate of 70,000,000, or 57.0%, of the outstanding common stock of the Company, on a fully diluted basis.

As a result of the share exchange, GridIron BioNutrients is now a wholly-owned subsidiary of the Company.

On October 9, 2017, we entered into an Indemnification Agreement, with Darren Long, whereby the Company agreed to indemnify Mr. Long for claims against him that may arise in connection with the performance of his duties as an officer or director for the Company.

On October 9, 2017, we entered into an Indemnification Agreement, with Timothy Orr, whereby the Company agreed to indemnify Mr. Orr for claims against him that may arise in connection with the performance of his duties as a director for the Company.

On October 9, 2017, we entered into an Indemnification Agreement, with Brian Martinho, whereby the Company agreed to indemnify Mr. Martinho for claims against him that may arise in connection with the performance of his duties as a director for the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $14,000 and $11,200, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-203373), filed with the SEC on April 13, 2015.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MY CLOUDZ, INC.
(Name of Registrant)

Dated: December 15, 2017	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, and director (principal executive officer, principal accounting officer and principal financial officer)

Dated: December 15, 2017	By:	/s/ Darren Long
	Name:	Darren Long
	Title:	Chief Executive Officer, Secretary and director

Dated: December 15, 2017	By:	/s/ Brian Martinho
	Name:	Brian Martinho
	Title:	Treasurer and director

