Form 10-K/A
period 2017-08-31
My Cloudz, Inc.
filed 2018-01-19
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

(800) 570-0438

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

MY CLOUDZ, INC.

EXPLANATORY NOTE

My Cloudz, Inc, a Nevada corporation (the “Company”), hereby amends its Form 10-K for the fiscal year ended August 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2017, to update its description of business to be consistent with the description of business the Company disclosed in its Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on January 3, 2018.

There are no other changes to the original Form 10-K filed on December 15, 2017, other than those outlined in this document. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on December 15, 2017, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

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

We intend to:

•	establish a cannabidiol products platform and brand;
•	enter into agreements with strategic partners in the cannabidiol products industry; and
•	establish key exclusive strategic alliances which serve to accomplish the task of becoming the market leader.

Principal Products

Gridiron BioNutrients principal products currently include:

Gridiron MVP™ Water Beverage (16.9oz)

Gridiron MVP™ Concentrate (2oz / 4oz)

These products contain a proprietary blend of humic and fulvic acid, trace minerals, probiotics, electrolytes, cannabidiol (CBD) within an alkaline of pH10.

Gridiron has secured the rights to this proprietary formulation through its CEO, Mr. Long.

(VERBAL AGREEMENT).

Gridiron has the exclusive right(s) to develop CBD products with this formulation. However, Gridiron is limited to developing only CBD products with this formulation and as such does not have any rights to develop products that do not contain CBD with this formulation.

In addition to the Gridiron MVP™ beverage and concentrate Gridiron currently has the following products available to market:

Gridiron Salve

Gridiron Premium Hemp Oil Drops (1oz /2oz)

Gridiron Premium Hemp Oil Capsules

Gridiron executed a 1 month “trial period” Manufacture Distribution Agreement on September 22, 2017 with a manufacturer of high quality CBD for the above mentioned products. The Distribution Agreement allows Gridiron to “White Label” (market and distribute) on a non-exclusive basis the above products under the Gridiron name. The Company anticipates executing a long term Manufacture Agreement with this Company or a similar Company within the next three months.

Distribution of Products

Gridiron’s products are currently available for sale on its website http://gridironbionutrients.com. The Company intends to retain a consultant(s) to provide avenues to distribution its products within the next twelve months. However, in order to retain any consultant(s) the Company will require funding and currently the Company does not have the required funding to accomplish this task. If the Company is unable to secure financing; it would likely result in a material loss of any investment made into the Company.

Competition

Competition within the Cannabidiol (CBD) industry is intense with many well established Companies within the market and numerous start-up companies entering the market. Gridiron intends to brand and market high quality CBD products through both exclusive and non-exclusive strategic alliances that will serve to make the Company a market leader.

In addition to the products described herein the Company intends to add an additional CBD water beverage to its product line within the next 4-5 months. The Company can provide no assurance or guarantee that it will be able to develop and/or maintain any strategic alliances now or in the future or that its anticipated new CBD beverage will be accepted by the market if and when developed. If the Company cannot develop and maintain strategic alliances or be successful with the offer of its CBD products and proposed CBD products it would be a significant material negative impact on the business that could result in a significant loss to any investment made into the Company.

Sources of Raw Materials

Gridiron MVP™ product(s) contain proprietary blend of nutrients that are sourced from various third parties and formulated into the water beverage and concentrate. If for any reason any of these sources are disrupted and the Company is unable to obtain the raw materials necessary to formulate the Gridiron MVP™ product(s) it would materially impact the business that may result in significant losses. Moreover, the Company will be dependent upon third party bottling facilities for its Gridiron MVP™ product; currently the Company has no arrangements or otherwise with any bottling facility and cannot provide any assurance that a suitable bottling facility can be retained or maintained in the future.

The Company currently has a Distribution place for the Gridiron Salve, Gridiron Premium Hemp Oil Drops (1oz /2oz) and Gridiron Premium Hemp Oil Capsules. If there is a disruption with the manufacturer of these products for any reason with the Company it could result in significant delays and/or the inability to deliver the products to customers which would negatively impact the Company’s business.

Strategic Partners

The Company intends to develop both exclusive and non-exclusive strategic alliances that promote the Company’s products.

On November 13, 2017, GridIron BioNutrients, Inc., a Nevada corporation (“GridIron”), a wholly owned subsidiary of My Cloudz, Inc., a Nevada corporation (the “Company”), announced that it had entered into an Endorsement Agreement, dated October 30, 2017, by and among the Company, National Football League Alumni, Inc. (“NFLA”), National Football League Alumni – Northern California Chapter, and Food For Athletes, Inc.

On November 7, 2017, the parties to the Endorsement Agreement amended to Endorsement Agreement by way of entering into an Endorsement Agreement Addendum I.

Under the terms and conditions of the Endorsement Agreement, as amended, the Company has the right, subject to prior approval by the NFLA, to use NFLA name, and Pro Football Legends Logo and any other means of endorsement by the NFLA used in connection with the advertisement and promotion of the Company and the following GridIron products: Gridiron CBD H2O Probiotics™ Water, Gridiron MVP™ and Gridiron MVP™ Concentrate using the Pro Football Legends Logo on the Licensed Products’ affixed labels, hang-tags or packaging.

In consideration of the endorsement rights granted under the Endorsement Agreement, as amended, GridIron is obligated to pay the following:

(i)	An initial one-time license fee of $35,000, payable to the NFLA-NC;

(ii)

A one-time $10,000 promotional fee payable to NFLA. The $10,000 promotional fee shall be payable in four (4) quarterly payments beginning in 2018: Q1 ($2500); Q2 ($2500); Q3 ($2500); Q4 ($2500). Each payment shall be delivered by no later than the 10th day of the first month of each quarter; and

(iii)

A donation of $0.05 per Unit sold of Licensed Products within the Contract Territory payable to the NFL Alumni Northern California Chapter. Donated amounts will be allocated and dispersed to the Northern California Chapter beginning on the first full quarter [three (3) month period] of the Agreement and continue on a quarterly basis thereafter for the term of this Agreement. Where the following per Unit conversion shall apply for the term of this Agreement:

a.	(1) Bottle Gridiron MVP™ Water	= $0.05
b.	(1) Bottle Gridiron CBD H20 Probiotics™ Water	= $0.05
c.	(1) 4oz bottle of Gridiron MVP™ Concentrate	= $1.50

Additionally, GridIron is obligated to provide to the NFLA up to 2,000 two-ounce bottles of Gridiron MVP™ Concentrate and provide a combination/assortment of bottle water to NFLA-NC for display and use though out the term of the Agreement at the NFLA-NC facilities.

The Endorsement Agreement expires November 2, 2020.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents.

The Company has filed four trademark applications with the U.S. Patent & Trademark Office (USPTO) as follows:

87594229 - GRIDIRON BIONUTRIENTS in international class 005 (supplements)

87594267 - GRIDIRON MVP in international class 005 (supplements)

87594303 - GRIDIRON BIONUTRIENTS in international class 032 (beverages)

87594316 - GRIDIRON MVP in international class 032 (beverages)

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals needed for any of our products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Darren Long, the Chief Executive Officer and Chairman of the Board of Directors of the Company, is providing the Gridiron MVP™ formulation(s) to the Company at no charge to the Company. Gridiron has the exclusive right(s) to develop CBD products with this formulation. However, Gridiron is limited to developing only CBD products with this formulation and as such does not have any rights to develop products that do not contain CBD with this formulation.

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

Darren Long

Chief Executive Officer, Secretary and Chairman of the Board of Directors

Darren Long, age 58, has served as our Chief Executive Officer, Secretary, and Chairman of the Board of Directors since October 9, 2017. From 2009 to 2014 Mr. Long was an active member of Livia, LLC where he was responsible for research and development. Mr. Long from 2014-2016 served as President of Livia Global, Inc. where he is involved with research, development and formulation of nutritional products as well as marketing; since 2014, Mr. Long has been the President of Foods for Athletes, Inc. where he oversees day to day operations including R&D, marketing and distribution of nutritional products. Mr. Long is a former NFL and USFL Tight End as well as a 3x All-American. In 1982 he led the NCAA with the most receptions by a Tight End and was 2nd overall in most receptions in a single season. He is a national speaker for athletic programs, corporations and small businesses. He also hosts the “Foods For Athletes” a health and wellness radio show that aired worldwide. Mr. Long is also an author and has been seen and heard on multiple television and radio shows. Additionally, Mr. Long was awarded the 2016 Humanitarian Award from The Hospitaller Order of Saint Lazarus of Jerusalem and the White House along with the Colonial Kentucky Award. In 1979 and 1980, Mr. Long attended College of the Sequoias, where he obtained an AA, and from 1980 to 1983, Mr. Long attended California State University, Long Beach State, where he obtained a Nutrition degree and a minor in business. Mr. Long’s background and experience as the founder of GridIron BioNutrients, Inc. led to our conclusion that he should serve as a director in light of our business and structure.

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

Brian Martinho

Treasurer and director

Brian Martinho, age 46, In addition to his role with Gridiron BioNutirients, Inc., Mr. Martinho has been the CFO for Foods For Athletes, a nutritional products company, since 2014. He has had careers in business and finance, including ownership of a property investment company, since 2009, Martinho Investments, LLC; Brian Martinho Construction, Inc., from 2006 to 2016 where Mr. Martinho was directly involved with developing new residential housing units and providing various remodeling services within the residential marketplace in central California; Mr. Martinho attended College of Sequoias, where he obtained an AA Degree. From 1994 to 1997, Mr. Martinho attended San Diego State University, where he obtained a B.S. Degree in Exercise and Nutritional Science with an Emphasis in Fitness and Health and Single Subject Teaching. From 1997 to 1998, Mr. Martinho attended National University, where he obtained a Single Subject Teaching Degree. Mr. Martinho’s background and experience an entrepreneur and business owner led to our conclusion that he should serve as a director in light of our business and structure.

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

The percentages below are calculated based on  132,637,500 shares of our common stock issued and outstanding as of December 11, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Sommay Vongsa (2)	32,500,000	24.5%
Common Stock	Darren Long (3)	35,000,000	28.5%
Common Stock	Timothy Orr (4)	20,000,000	16.3%
Common Stock	Brian Martinho (5)	17,500,000	14.2%
All directors and executive officers as a group (3 persons)		72,500,000	54.6%

________

(1) As of October 9, 2017, we had 132,637,500 shares of common stock outstanding.

(2) Appointed President, Secretary, Treasurer and director on July 31, 2014, and resigned from all such positions on October 9, 2017.

(3) Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017.

(4) Appointed President and director on October 9, 2017.

(5) Appointed Treasurer and director on October 9, 2017.

(6) Unless otherwise noted, the address of each person listed is c/o My Cloudz, Inc., 1119 West 1st Ave., Suite G, Spokane Washington 99021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment
3.2	Bylaws (1)
10.1	Manufacturer Distribution Agreement, dated November 22, 2017, by and between GridIron BioNutrients, Inc., a Nevada corporation, and TOK, Inc. (2)
10.2

Endorsement Agreement, dated October 30, 2017, by and among GridIron BioNutrients, Inc., a Nevada corporation, National Football League Alumni, Inc. (“NFLA”), National Football League Alumni – Northern California Chapter, and Food For Athletes, Inc. (3)

10.3

Endorsement Agreement Addendum I, dated November 7, 2017, by and among GridIron BioNutrients, Inc., a Nevada corporation, National Football League Alumni, Inc. (“NFLA”), National Football League Alumni – Northern California Chapter, and Food For Athletes, Inc. (3)

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

_____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-203373), filed with the SEC on April 13, 2015.

(2) Incorporated by reference to Current Report on Form 8-K (File No. 000-55852), filed with the Securities and Exchange Commission on October 10, 2017

(3) Incorporated by reference to Amendment No. 1 to Current Report on Form 8-K (File No. 000-55852), filed with the SEC on January 3, 2018.

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

MY CLOUDZ, INC.
(Name of Registrant)

Dated: January 19, 2018	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, and director (principal executive officer, principal accounting officer and principal financial officer)

Dated: January 19, 2018	By:	/s/ Darren Long
	Name:	Darren Long
	Title:	Chief Executive Officer, Secretary and director

Dated: January 19, 2018	By:	/s/ Brian Martinho
	Name:	Brian Martinho
	Title:	Treasurer and director

