Form 10-Q
period 2017-11-30
My Cloudz, Inc.
filed 2018-01-22
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

MY CLOUDZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1119 West 1st Ave., Ste. G

Spokane, Washington 99021

(Address of principal executive offices, zip code)

(800) 570-0438

(Registrant’s telephone number, including area code)

__________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 22, 2018, there were 132,723,215 shares of common stock, $0.001 par value per share, outstanding.

MY CLOUDZ, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of My Cloudz, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MY CLOUDZ, INC.

Unaudited Condensed Financial Statements

November 30, 2017

MY CLOUDZ, INC.

CONDENSED BALANCE SHEETS

	November 30, 2017	August 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$50,000	$25
Prepaid expense	10,093	-
Total current assets	60,193	25

Trademarks	2,800	2,800

Total assets	$62,993	$2,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,460	$-
Related party payable	24,709	16,101
Other payable	75,907	-
Note payable, current portion	10,000	-
Total current liabilities	112,076	16,101

Commitments and contingencies	-	-

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 132,723,215 and 62,637,500 shares issued and outstanding as of November 30, 2017 and August 31, 2017	132,723	62,638
Additional paid in capital	(145,563)	(62,438)
Accumulated deficit	(36,243)	(13,476)
Total stockholders' deficit	(49,083)	(13,276)

Total liabilities and stockholders' deficit	$62,993	$2,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

MY CLOUDZ, INC.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2017

Revenues	$5,140
Cost of revenues	3,983
Gross margin	1,157

Operating expenses
General and administrative	15,054
Professional fees	8,765
Total operating expenses	23,819

Net loss from operations	(22,662)

Other expense
Interest expense	105
Total other expense	105

Net loss	$(22,767)

Net loss per common share, basic and diluted	$(0.00)

Weighted average common shares outstanding, basic and diluted	102,644,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

MY CLOUDZ, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2017

Cash flows from operating activities
Net loss	$(22,767)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expense	(10,193)
Accounts payable and accrued expenses	355
Related party payable	8,608
Net cash used in operating activities	(23,997)

Cash flows from investing activities	-

Cash flows from financing activities
Proceeds from notes payable	10,000
Proceeds from the sale of common stock	60,000
Cash acquired in reverse acquisition	3,972
Net cash provided by financing activities	73,972

Cash, beginning of period	25
Net change in cash	49,975
Cash, end of period	$50,000

Supplemental cash flow information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental disclosure of non-cash investing activities
Accounts payable and accrued expenses assumed in reverse merger	$1,104
Other party payable assumed in reverse merger	$75,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

MY CLOUDZ, INC.

Notes to Unaudited Financial Statements

November 30, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

My Cloudz, Inc. (the “Company” or “My Cloudz”) was formed under the laws of the state of Nevada on July 31, 2014 to develop and distribute a retail line of health water infused with probiotics and minerals. The Company has elected an August 31, 2017.

Reverse Acquisition and Merger

On October 10, 2017, the Company completed a reverse merger with Gridiron Bionutrients, Inc. (“Gridiron”) pursuant to which the Company merged into Gridiron on October 10, 2017. Under the terms of the merger, the Company issued 70,000,000 common shares of My Cloudz common stock such that the Gridiron shareholders received approximately 57% of the total common shares issued and outstanding following the merger. Due to the nominal assets and limited operations of My Cloudz prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby the Company became the accounting acquirer (legal acquiree) and My Cloudz was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (GridIron) adjusted to reflect the legal capital of the accounting acquiree (My Cloudz). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of August 31.

At the date of acquisition, My Cloudz had $3,972 of cash, $1,105 of accounts payable and an other payable of $75,907. Book values for all assets acquired and liabilities assumed equaled fair values as of the date of acquisition.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of November 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2017 financial statements. The results of operations for the periods ended November 30, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Gridiron is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for fair value calculations related to embedded conversion features of outstanding convertible notes payable.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of November 30, 2017 or August 31, 2017. As of November 30, 2017, and August 31, 2017, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

MY CLOUDZ, INC.

Notes to Unaudited Financial Statements

November 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the sale of products through its website and at industry tradeshows.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of November 30, 2017 or August 31, 2017.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

MY CLOUDZ, INC.

Notes to Unaudited Financial Statements

November 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive shares outstanding during the period ended August 31, 2017.

Related Parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recently Issued Accounting Standards

In February 2015, the FASB issued ASC 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the period ended August 31, 2017.

MY CLOUDZ, INC.

Notes to Unaudited Financial Statements

November 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of November 30, 2017 and August 31, 2017, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the three months ended November 30, 2017.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $22,767 for the three months ended November 30, 2017. The Company working capital of $25,129 and an accumulated deficit of $36,243 as of November 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period of July 20, 2017 to August 31, 2017, a company director paid a total of $2,800 towards obtaining trademarks, $13,276 towards operating and start up costs and $25 to open the Company bank account. During the three months ended November 30, 2017, the company director incurred a total of $8,608 of other general and administrative costs which were invoiced to the Company. There was $24,709 and $16,101 due as of November 30, 2017 and August 31, 2017.

MY CLOUDZ, INC.

Notes to Unaudited Financial Statements

November 30, 2017

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the three months ended November 30, 2017, the Company issued 85,714 shares of common stock at a price of $0.70 per share resulting in total cash proceeds of $60,000 and 70,000,000 common shares pursuant to a reverse merger agreement as discussed in Note 1 – Organization and Description of Business.

There were 132,723,215 and 62,637,500 common shares issued and outstanding as of November 30, 2017 and August 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. As of the date of this report, there are no pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through January 22, 2018 and determined there are none to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of My Cloudz, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2017 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55852; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 15, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on July 31, 2014 and established a fiscal year end of August 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash, accounts payable and accrued liabilities, related party payables and other payables approximate their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

PLAN OF OPERATION

On October 10, 2017, the Company completed a reverse acquisition and merger with Gridiron Bionutrients, Inc. After the reverse acquisition and merger, the Company entered into development and distribution of a retail line of health water infused with probiotics and minerals.

Results of Operations

Three-Month Period Ended November 30, 2017

We recorded revenues $5,140 for the three months ended November 30, 2017.

For the three months ended November 30, 2017, we incurred total operating expenses of $23,819, consisting of professional fees of $8,765, and general and administrative expenses of $15,054.

Our net loss for the three months ended November 30, 2017, was $22,767

Liquidity and Capital Resources

At November 30, 2017, we had a cash balance of $50,000, and our working capital balance is $(62,076). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2017.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-203373), filed with the SEC on April 13, 2015.

(2) Incorporated by reference to the Registrants’ Annual Report on Form 10-K (File No. 000-55852), filed with the SEC on December 15, 2017.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MY CLOUDZ, INC.
(Name of Registrant)

Date: January 22, 2018	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

