Form 10-Q
period 2018-02-28
GridIron BioNutrients, Inc.
filed 2018-04-23
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

GRIDIRON BIONUTRIENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1119 West 1st Ave., Ste. G

Spokane, Washington 99021

(Address of principal executive offices, zip code)

(800) 570-0438

(Registrant’s telephone number, including area code)

___________________________________________________________

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

As of April 12, 2018, there were 132,886,071 shares of common stock, $0.001 par value per share, outstanding.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of GridIron BioNutrients, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDESNED FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
CONDENSED BALANCE SHEETS

	February 28, 2018	August 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$4,068	$25
Accounts receivable	268	-
Inventory	38,476	-
Prepaid expense	20,554	-
Total current assets	63,366	25

Equipment, net of accumulated depreciation of $118 and $0, respectively	2,349	-
Trademarks	2,800	2,800

Total assets	$68,515	$2,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,084	$-
Related party payable	51,505	16,101
Other payable	75,907	-
Note payable, current portion	10,000	-
Total current liabilities	139,496	16,101

Commitments and contingencies	-	-

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 132,866,071 and 62,637,500 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	132,866	62,638
Additional paid in capital	(45,706)	(62,438)
Accumulated deficit	(158,141)	(13,476)
Total stockholders' deficit	(70,981)	(13,276)

Total liabilities and stockholders' deficit	$68,515	$2,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended February 28, 2018	Six Months Ended February 28, 2018
Revenues	$5,146	$10,286
Cost of revenues	15,248	19,231
Net margin	(10,102)	(8,945)

Operating expenses
General and administrative	91,916	106,970
Professional fees	19,756	28,521
Total operating expenses	111,672	135,491

Net loss from operations	(121,774)	(144,436)

Other expense
Interest expense	124	229
Total other expense	124	229

Net loss	$(121,898)	$(144,665)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	132,827,341	117,652,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED FEBRUARY 28, 2018

Cash flows from operating activities
Net loss	$(144,665)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	118
Changes in operating assets and liabilities
Accounts receivable	(268)
Inventory	(38,476)
Prepaid expenses	(20,554)
Accounts payable and accrued expenses	979
Related party payable	35,404
Net cash used in operating activities	(167,462)

Cash flows from investing activities
Purchase of equipment	(2,467)
Net cash used in investing activities	(2,467)

Cash flows from financing activities
Proceeds from notes payable	10,000
Proceeds from the sale of common stock	160,000
Cash contributed in merger	3,972
Net cash provided by financing activities	173,972

Cash, beginning of period	25
Net change in cash	4,043
Cash, end of period	$4,068

Supplemental cash flow information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental disclosure of non-cash investing activities
Accounts payable and accrued expenses assumed in reverse merger	$1,105
Other payable assumed in reverse merger	$75,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

February 28, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron BioNutrients, Inc. (the “Company” or “Gridiron”) was formed under the laws of the state of Nevada on July 20, 2017 to develop and distribute a retail line of health water infused with probiotics and minerals. The Company has elected an August 31, 2017 year end.

Reverse Acquisition and Merger

On October 10, 2017, the Company completed a reverse merger with My Cloudz, Inc. (“My Cloudz”) pursuant to which the Company merged into My Cloudz on October 10, 2017. Under the terms of the merger, the Company shareholders received 70,000,000 common shares of My Cloudz common stock such that the Company shareholders received approximately 57% of the total common shares issued and outstanding following the merger. Due to the nominal assets and limited operations of My Cloudz prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby the Company became the accounting acquirer (legal acquiree) and My Cloudz was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (GridIron) adjusted to reflect the legal capital of the accounting acquiree (My Cloudz). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of August 31.

At the date of acquisition, My Cloudz had $3,972 of cash, $1,105 of accounts payable and a related party payable of $75,907. Book values for all assets acquired and liabilities assumed equaled fair values as of the date of acquisition.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of February 28, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2017 financial statements. The results of operations for the periods ended February 28, 2018 are not necessarily indicative of the operating results for the full year.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of February 28, 2018 or August 31, 2017. As of February 28, 2018, and August 31, 2017, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

February 28, 2018

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of February 28, 2018 or August 31, 2017.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

February 28, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed in the period incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer Equipment	3 years

The Company’s property and equipment consisted of the following as of December 31, 2017 and September 30, 2017:

	February 28, 2018	August 31, 2017
Computer Equipment	$2,467	$-
Accumulated depreciation	(118)	-
Net book value	$2,349	$-

Depreciation expense for the three and six months ended February 28, 2018 was $118 and $118, respectively.

Inventories

Inventories consist primarily of ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first-in, first-out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company did not have any write downs of inventory during the three or six months ended February 28, 2018. Inventory balances were $38,476 and $0 as of February 28, 2018 and August 31, 2017, respectively.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements
February 28, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive shares outstanding during the periods ended February 28, 2018.

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

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements
February 28, 2018

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

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of February 28, 2018 and August 31, 2017, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the three and six months ended February 28, 2018. Trademarks amortized over the expected useful lives when issued. Amortization expense from trademarks are included in general and administrative expenses and totaled $0 for the three and six months ended February 28, 2018.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net losses of $121,898 and $144,665 for the three and six months ended February 28, 2018. The Company working capital deficit of $76,130 and an accumulated deficit of $158,141 as of February 28, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

February 28, 2018

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period of July 20, 2017 (inception) to August 31, 2017, a company director paid a total of $2,800 towards obtaining trademarks, $13,276 towards operating and start up costs and $25 to open the Company bank account. During the six months ended February 28, 2018, the company director incurred a total of $55,005 of other general and administrative costs which were invoiced to the Company. During the six months ended February 28, 2018, the Company made repayments to the director totaling $19,601.

The advances are non-interest bearing and due on demand and as such are included in current liabilities. There was $51,505 and $16,101 due as of February 28, 2018 and August 31, 2017.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the six months ended February 28, 2018, the Company issued 228,571 shares of common stock at a price of $0.70 per share resulting in total cash proceeds of $160,000 and 70,000,000 common shares pursuant to a reverse merger agreement as discussed in Note 1 – Organization and Description of Business.

There were 132,866,071 and 62,637,500 common shares issued and outstanding as of February 28, 2018 and August 31, 2017.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through April 23, 2018 and determined there are none to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of GridIron BioNutrients, Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2017 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55852; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 15, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Inventories

Inventories consist primarily of ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first-in, first-out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of revenue.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized meaningful revenues from our business. We have not yet generated or realized any revenues from our business. In the next 12 months, we plan to identify businesses to whom we can license our brand name and sell our products.

Results of Operations

Three- and Six-Month Periods Ended February 28, 2018

We recorded revenues $5,146 for the three months ended February 28, 2018.

For the three months ended February 28, 2018, we incurred total operating expenses of $111,672, consisting of professional fees of $19,756, and general and administrative expenses of $91,916.

For the six months ended February 28, 2018, we incurred total operating expenses of $135,491, consisting of professional fees of $28,521, and general and administrative expenses of $106,970.

Our net loss for the three months ended February 28, 2018, was $121,898. Our net loss for the six months ended February 28, 2018, was $144,665.

Liquidity and Capital Resources

At February 28, 2018, we had a cash balance of $4,068, and a working capital deficit of $76,130.  We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-203373), filed with the SEC on April 13, 2015.

(2) Incorporated by reference to the Registrants’ Annual Report on Form 10-K (File No. 000-55852), filed with the SEC on December 15, 2017.

(3) Incorporated by reference to the Registrants’ Current Report on Form 8-K (File No. 000-55852), filed with the SEC on February 2, 2018.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: April 23, 2018	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer
(principal executive officer, principal accounting officer and principal financial officer)

