Form 10-Q
period 2018-05-31
GridIron BioNutrients, Inc.
filed 2018-07-23
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

_____________________________________________________________

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

As of July 18, 2018, there were 132,886,071 shares of common stock, $0.001 par value per share, outstanding.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
UNAUDITED CONDENDSED BALANCE SHEETS

	May 31, 2018	August 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$7,493	$25
Accounts receivable	428	-
Inventory	38,476	-
Prepaid expense	19,800	-
Total current assets	66,197	25

Equipment, net of accumulated depreciation of $324 and $0, respectively	2,143	-
Trademarks	2,800	2,800

Total assets	$71,140	$2,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,179	$-
Related party payable	46,005	16,101
Other payable	75,907	-
Note payable, current portion	37,000	-
Total current liabilities	161,091	16,101

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 132,866,071 and 62,637,500 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	132,866	62,638
Additional paid in capital	(45,706)	(62,438)
Accumulated deficit	(177,111)	(13,476)
Total stockholders’ deficit	(89,951)	(13,276)

Total liabilities and stockholders’ deficit	$71,140	$2,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended May 31, 2018	Nine Months Ended May 31, 2018
Revenues	$5,043	$15,329
Cost of revenues	7,026	26,257
Net margin	(1,983)	(10,928)

Operating expenses
General and administrative	9,384	116,354
Professional fees	7,480	36,001
Total operating expenses	16,864	152,355

Net loss from operations	(18,847)	(163,283)

Other expense
Interest expense	123	352
Total other expense	123	352

Net loss	$(18,970)	$(163,635)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	132,866,071	122,779,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED MAY 31, 2018
Cash flows from operating activities
Net loss	$(163,635)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	324
Changes in operating assets and liabilities
Accounts receivable	(428)
Inventory	(38,476)
Prepaid expenses	(19,800)
Accounts payable and accrued expenses	1,074
Related party payable	29,904
Net cash used in operating activities	(191,037)

Cash flows from investing activities
Purchase of equipment	(2,467)
Net cash used in investing activities	(2,467)

Cash flows from financing activities
Proceeds from notes payable	37,000
Proceeds from the sale of common stock	160,000
Cash contributed in merger	3,972
Net cash provided by financing activities	200,972

Cash, beginning of period	25
Net change in cash	7,468
Cash, end of period	$7,493

Supplemental cash flow information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental disclosure of non-cash investing activities
Accounts payable and accrued expenses assumed in reverse merger	$1,105
Other party payable assumed in reverse merger	$75,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

May 31, 2018

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of May 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2017 financial statements. The results of operations for the periods ended May 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of May 31, 2018 or August 31, 2017. As of May 31, 2018, and August 31, 2017, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

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

May 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of May 31, 2018 or August 31, 2017.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer Equipment	3 years

The Company’s property and equipment consisted of the following as of May 31, 2018 and August 31, 2017:

	May 31, 2018	August 31, 2017
Computer Equipment	$2,467	$-
Accumulated depreciation	(324)	-
Net book value	$2,143	$-

Depreciation expense for the three and nine months ended May 31, 2018 was $206 and $324, respectively.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

May 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company did not have any write downs of inventory during the three or nine months ended May 31, 2018. Inventory balances were $38,476 and $0 as of May 31, 2018 and August 31, 2017, respectively.

Notes Payable

As of May 31, 2018 and August 31, 2017, the Company had two notes payable with a principal balance of $37,000 and $0, respectively, owed to two outside companies, which were unsecured, bore interest at 5% and 0% respectively. As of May 31, 2018, the Company had an outstanding accrued interest balance of $352, which has been included in accounts payable and accrued liabilities.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive shares outstanding during the periods ended May 31, 2018.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the period ended May 31, 2018.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

May 31, 2018

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

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company is not expected to have a material impact on our condensed financial statements and related disclosures.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of May 31, 2018 and August 31, 2017, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the three and nine months ended May 31, 2018. Trademarks amortized over the expected useful lives when issued. Amortization expense from trademarks are included in general and administrative expenses and totaled $0 for the three and nine months ended May 31, 2018.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net losses of $18,970 and $163,635 for the three and nine months ended May 31, 2018. The Company working capital deficit of $94,894 and an accumulated deficit of $177,111 as of May 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period of July 20, 2017 (inception) to August 31, 2017, a company director paid a total of $2,800 towards obtaining trademarks, $13,276 towards operating and start up costs and $25 to open the Company bank account. During the nine months ended May 31, 2018, the company director incurred a total of $55,005 of other general and administrative costs which were invoiced to the Company. During the nine months ended May 31, 2018, the Company made repayments to the director totaling $25,101.

The advances are non-interest bearing and due on demand and as such are included in current liabilities. There was $46,005 and $16,101 due as of May 31, 2018 and August 31, 2017.

GRIDIRON BIONUTRIENTS, INC.

(f.k.a. My Cloudz, Inc.)

Notes to Unaudited Condensed Financial Statements

May 31, 2018

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the nine months ended May 31, 2018, the Company issued 228,571 shares of common stock at a price of $0.70 per share resulting in total cash proceeds of $160,000 and 70,000,000 common shares pursuant to a reverse merger agreement as discussed in Note 1 – Organization and Description of Business.

There were 132,866,071 and 62,637,500 common shares issued and outstanding as of May 31, 2018 and August 31, 2017.

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

NOTE 8 – SUBSEQUENT EVENTS

On June 1, 2018, the Company entered into an agreement with an existing noteholder whereby the noteholder was given the option to convert $50,000 of outstanding principal into 350,000 shares of common stock.

On July 16, 2018, the Company filed a preliminary Information Statement on Schedule 14C disclosing that on July 16, 2018, the Board of Directors and one stockholder holding 85,000,000 shares of common stock adopted and approved a resolution to effect an amendment to our Articles of Incorporation to authorize the creation of 5,000,000 shares, designated as our Preferred Stock. The Preferred Stock may be issued from time to time in one or more series by our Board of Directors. Our Board of Directors will be expressly authorized to provide, by resolution(s) duly adopted by it prior to issuance, for the creation of each such series and to fix the designation and the powers, preferences, rights, qualifications, limitations and restrictions relating to the shares of each such series of Preferred Stock. Assuming that the Securities and Exchange Commission has no comments to the preliminary Information Statement, the Company anticipates filing and mailing to stockholders its definitive Information Statement on Schedule 14C on July 25, 2018. Subsequent to mailing the definitive Information Statement on Schedule 14C, the Company will file a Current Report on Form 8-K or other disclosure document disclosing the effects of the amendment to the Articles of Incorporation.

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

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized meaningful revenues from our business. We have not yet generated or realized any revenues from our business. In the next 12 months, we plan to identify business to whom we can license our brand name and sell our products.

Results of Operations

Three- and Nine-Month Periods Ended May 31, 2018

We recorded revenues $5,043 for the three months ended May 31, 2018, and revenues of $15,329 for the nine months ended May 31, 2108.

For the three months ended May 31, 2018, we incurred total operating expenses of $16,864, consisting of professional fees of $7,480, and general and administrative expenses of $9,384.

For the nine months ended May 31, 2018, we incurred total operating expenses of $152,355, consisting of professional fees of $36,001, and general and administrative expenses of $116,354.

Our net loss for the three months ended May 31, 2018, was $(18,970). Our net loss for the nine months ended May 31, 2018, was $(163,635).

Liquidity and Capital Resources

At May 31, 2018, we had a cash balance of $7,493, and our working capital balance is $(153,598). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

On June 1, 2018, the Company entered into an agreement with an existing noteholder whereby the noteholder was given the option to convert $50,000 of outstanding principal into 350,000 shares of common stock.

On July 16, 2018, the Company filed a preliminary Information Statement on Schedule 14C disclosing that on July 16, 2018, the Board of Directors and one stockholder holding 85,000,000 shares of common stock adopted and approved a resolution to effect an amendment to our Articles of Incorporation to authorize the creation of 5,000,000 shares, designated as our Preferred Stock. The Preferred Stock may be issued from time to time in one or more series by our Board of Directors. Our Board of Directors will be expressly authorized to provide, by resolution(s) duly adopted by it prior to issuance, for the creation of each such series and to fix the designation and the powers, preferences, rights, qualifications, limitations and restrictions relating to the shares of each such series of Preferred Stock. Assuming that the Securities and Exchange Commission has no comments to the preliminary Information Statement, the Company anticipates filing and mailing to stockholders its definitive Information Statement on Schedule 14C on July 25, 2018. Subsequent to mailing the definitive Information Statement on Schedule 14C, the Company will file a Current Report on Form 8-K or other disclosure document disclosing the effects of the amendment to the Articles of Incorporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2018.

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

_____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-203373), filed with the SEC on April 13, 2015.

(2) Incorporated by reference to the Registrants’ Annual Report on Form 10-K (File No. 000-55852), filed with the SEC on December 15, 2017.

(3) Incorporated by reference to the Registrants’ Current Report on Form 8-K (File No. 000-55852), filed with the SEC on February 21, 2018.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: July 23, 2018	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

