Form 10-K
period 2018-08-31
GridIron BioNutrients, Inc.
filed 2018-12-14
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

________________________________________________________

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $72,937,361. At December 12, 2018, there were 132,637,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

GRIDIRON BIONUTRIENTS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of GridIron BioNutrients, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

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

All references in this Form 10-K to the “Company”, “GridIron BioNutrients”, “we”, “us,” or “our” are to GridIron BioNutrients, Inc.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

GridIron BioNutients, Inc. (the “Company”) was incorporated on July 31, 2014 under the laws of the State of Nevada. From our formation on July 31, 2014 until October 9, 2017, we were engaged in the business of cloud storage services. Sommay Vongsa served as President, Secretary, Treasurer and sole director from July 31, 2014, until his resignation on October 9, 2017. Concurrent with his resignation, Mr. Vongsa appointed Darren Long, as the Company’s new Chief Executive Officer, Secretary, Chairman of the board of directors, and Secretary; Timothy Orr, as the Company’s new President and a director; and Brian Martinho, as the Company’s new Treasurer and a director. Effective February 26, 2018, Darren Long resigned as a member and Chairman of the Board of Directors, and as Chief Executive Officer, of the Company. Effective February 26, 2018, Brian Martinho resigned as a member of the Board of Directors, and as Treasurer, of the Company. Effective, February 27, 2018, Timothy Orr, as the sole member of the Board of Directors, appointed himself as Secretary and Treasurer of the Company. Mr. Orr is also presently the Company’s President.

Effective November 28, 2017, the board of directors and the stockholders of the majority of voting power of the Company approved an amendment to the Company’s Articles of Incorporation to change the name of the Company from “My Cloudz, Inc.” to “GridIron BioNutrients, Inc.” A Certificate of Amendment to the Articles of Incorporation effecting the change of name of the Company was filed with the Secretary of State of the State of Nevada effective November 27, 2017. The Financial Industry Regulatory Authority, Inc. recognized the name change effective December 18, 2017. Under Rule 14c-2, promulgated pursuant to the Securities Exchange Act of 1934, as amended, the name change became effective February 21, 2018.

From inception until we completed our reverse acquisition of GridIron BioNutrients, the principal business of cloud storage services.

Reverse Acquisition of GridIron BioNutrients

On October 9, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, GridIron BioNutrients, Inc., then a privately-held Nevada corporation since renamed GridIron Ventures, Inc. (“GridIron Ventures”), and the holders of common stock of GridIron Ventures. The holders of the common stock of GridIron Ventures consisted of 3 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 70,000,000 shares of common stock in consideration for all the issued and outstanding shares in GridIron Ventures. The effect of the issuance was that GridIron Ventures shareholders held approximately 57.0% of the issued and outstanding shares of common stock of the Company, giving effect the Share Exchange Agreement.

Darren Long, the founder of GridIron Ventures, became the Company’s new Chief Executive Officer, Chairman of the board of directors, and Secretary, was then the holder of 35,000,000 shares of common stock of the Company. Timothy Orr, became the Company’s new President, a director of the Company, and the holder of 17,500,000 shares of common stock of the Company. Brian Martinho, became the Company’s new Treasurer, a director, is and the holder of 17,500,000 shares of common stock of the Company. The Company’s new officers and sole director, therefore, control an aggregate of 70,000,000, or 57.0%, of the outstanding common stock of the Company, on a fully diluted basis, giving effect to the Share Exchange Agreement.

As a result of the Share Exchange Agreement, GridIron Ventures became a wholly-owned subsidiary of the Company.

The share exchange transaction with GridIron Ventures was treated as a reverse acquisition, with GridIron Ventures as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of GridIron Ventures.

Organization & Subsidiaries

We have one operating subsidiary, GridIron Ventures, Inc., a Nevada corporation.

Overview of GridIron BioNutrients

Our wholly owned subsidiary, GridIron Ventures was incorporated on July 20, 2017, in Nevada.

The business of GridIron BioNutrients is now the principal business of the Company. GridIron BioNutrients is in the business of marketing and selling cannabidiol products line of capsules, oil, ointments, concentrates and water.

GridIron BioNutrients principal administrative offices are located at 4010 East Tanager Lane, #A, Mead, Washington 99021. Our website is www.gridirionbionutrients.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of August 31, 2018.

August 31, 2018
Financial Summary
Cash and Deposits	$774,468
Total Assets	862,743
Total Liabilities	686,868
Total Stockholders’ Equity (deficit)	$175,875

Primary Business

GridIron BioNutrients is in the business of marketing and selling cannabidiol products line of capsules, oil, ointments, concentrates and water. GridIron BioNutrients is the owner and has right to intellectual property, including trademark, trade names, images, likenesses and other associated intellectual property, such as the name “Gridion BioNutrients” and related to Timothy Orr.

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

Gridiron has secured the rights to this proprietary formulation through its CEO, Timothy Orr. (VERBAL AGREEMENT). Timothy Orr provided the formulation in connection with his receipt of 32,500,000 shares of common stock from the Company.

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

Competition

Competition within the cannabidiol (CBD) industry is intense with many well-established companies within the market and numerous start-up companies entering the market. Gridiron intends to brand and market high quality CBD products through both exclusive and non-exclusive strategic alliances that will serve to make the Company a market leader.

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

The Company currently has a Distribution place for the Gridiron Salve, Gridiron Premium Hemp Oil Drops (1oz /2oz) and Gridiron Premium Hemp Oil Capsules. If there is a disruption with the manufacturer of these products for any reason with the Company, it could result in significant delays and/or the inability to deliver the products to customers which would negatively impact the Company’s business.

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

87594229 - GRIDIRON BIONUTRIENTS in international class 005 (supplements)

87594267 - GRIDIRON MVP in international class 005 (supplements)

87594303 - GRIDIRON BIONUTRIENTS in international class 032 (beverages)

87594316 - GRIDIRON MVP in international class 032 (beverages)

Timothy Orr, the Chief Executive Officer and Chairman of the Board of Directors of the Company, is providing the Gridiron MVP™ formulation(s) to the Company at no charge to the Company. Gridiron has the exclusive right(s) to develop CBD products with this formulation. However, Gridiron is limited to developing only CBD products with this formulation and as such does not have any rights to develop products that do not contain CBD with this formulation.

The Company does not believe that there is any legal limitation on its ability to enforce the protection of its intellectual property due to federal and state laws prohibiting the production and sale of CBD.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals needed for any of our products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Federal Controlled Substances Act

As of June 2017, there are a total of 29 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 29 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The dichotomy between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;
•	Revenue from the sale of marijuana going to criminals;
•	Diversion of medical marijuana from states where it is legal to states where it is not;
•	Using state authorized marijuana activity as a pretext of other illegal drug activity;
•	Preventing violence in the cultivation and distribution of marijuana;
•	Preventing drugged driving;
•	Growing marijuana on federal property; and
•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property, but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

Although we do not produces, handle or sell cannabis, and the possession, cultivation and distribution of marijuana for medical use is permitted in Nevada, and medical and recreational use is permitted in the State of Washington, where our administrative offices are located, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada and Washington law and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Employees

As of the date hereof, we have 3 employees who operate our company. Timothy Orr, our sole officer and director, works full-time on Company operations.

DESCRIPTION OF PROPERTIES

Our executive offices are located at 1119 West 1st Ave., Ste. G, Spokane, Washington 99021, and we have operational facilities located in Henderson, Nevada. Tim Orr holds the lease under his personal name for the Nevada location, the lease was signed on October 12, 2018 and ends on January 15, 2019 after which if both parties agree can go to a month to month lease. The monthly rent is $3,000 per month. At the location in Washington no rent is paid.

We do not own any real estate or other physical properties.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 1119 West 1st Ave., Ste. G, Spokane, Washington 99021. Additionally, we have operational facilities located in Henderson, Nevada. We believe that these spaces are adequate for our current needs. Our telephone number is (800) 570-0438.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since September 7, 2018, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets Group, Inc. (the “OTC Markets Group”) under the stock symbol “GMVP.” From December 18, 2017 until September 6, 2018, our shares of common stock were quoted on the OTCPink tier of the OTC Markets Group. From February 6, 2017, until December 17, 2018, our shares of common stock were quoted on the OTCPink tier of the OTC Markets under the stock symbol “MYYZ”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

November 30, 2018	0.13	0.05
August 31, 2018	0.13	0.06
May 31, 2018	0.85	0.11
February 28, 2018	5.00	0.25
November 30, 2017	1.00	0.90
August 31, 2017	0.025	0.025
May 31, 2017	0.025	0.025
February 28, 2017	0.025	0.025

HOLDERS

As of December 11, 2018 the Company had approximately 132,637,500 shares of common stock issued and outstanding held by approximately 54 holders of record.

The Company also has issued and outstanding 8,480,000 shares of Series A Preferred Stock, held collectively by two holders of record. Each share of Series A Preferred Stock has a dividend of 5% per annum, has a liquidation preference senior to all other capital stock of the Company, and is convertible at any time, at the election of the holder of the Series A Preferred Stock, into one share of common stock at a conversion price of $0.125 per share, which conversion price is subject to adjustment for a term of two (2) years for stock splits, stock dividends, combinations, or similar events, and has full ratchet anti-dilution protection. Additionally, each holder of Series A Preferred Stock and has voting rights equal to that number of shares of common stock into which such holder’s shares of Series A Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of the common stock. The Company has a right to purchase any outstanding shares of Series A Preferred Stock, with 20 days’ notice, at (i) a 115% premium before 180 days after the closing, and (ii) a 125% premium following the 181st day after closing. The holders of shares of Series A Preferred Stock have a right to participate in 50% of all financings of the Company, except for certain exempt offers and sales, for a period of two (2) years following the closing or if there are no shares of Series A Preferred Stock outstanding.

The Company also has issued and outstanding two warrants to purchase 8,480,000 shares of common stock, held collectively by two holders of record. Each warrant is convertible into one share of common stock at a conversion price of $0.165 per share, for a term of three years, and contains a cashless exercise feature, if such warrant not registered in a registration statement. The conversion price of $0.165 is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. The Company may call the warrants if shares of the Company’s common stock trades at a volume weighted average price of not less than $0.30 for ten (10) consecutive trading days and are covered by an effective registration statement, where the average daily volume of the common stock for the previous ten trading days has been greater than $75,000.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. The company issued preferred stock during the fourth quarter and that stock has a 5% dividend which has been accrued as a dividend payable in the amount of $4,192.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

The Company entered into a Stock Repurchase Agreement, dated April 19, 2018, by and among the Company, Food for Athletes, Inc., a California corporation, Darren Long and Brian Martinho, pursuant to which the Company purchased 35,000,000 shares of common stock of the Company held by Darren Long for a purchase price of $0.0008095 per shares, for an aggregate purchase price of $28,333.33, and purchased 17,500,000 shares of common stock of the Company held by Brian Martinho, for a purchase price of 0.0008095 per share, for an aggregate purchase price of $14,166.67.The funds used to purchase all of the stock in these transactions was provided by Grays Peak and then the Company received the stock from Grays Peak in exchange for the note payable.

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

RESULTS OF OPERATIONS

For the year ended August 31, 2018, we generated $16,771 in revenues, and the cost of revenues was $81,025. For the year ended August 31, 2017, we generated no revenues.

For the year ended August 31, 2018, we incurred operating expenses of 371,864, consisting of professional fees of $133,882, consulting fees of $72,349, professional fees of $133,822, travel of $46,930 and general and administrative expenses of $56,951. By way of comparison, we incurred operating expenses of 13,476, consisting of solely of general and administrative expenses.

We incurred net losses of $975,524 and $13,476 for the years ended August 31, 2018 and 2017, respectively. The following table provides selected financial data about our company at August 31, 2018 and 2017.

Balance Sheet Data	August 31, 2018	August 31, 2017
Cash and Cash Equivalents	$774,468	$25
Total Assets	$862,743	$2,825
Total Liabilities	$686,868	$16,101
Shareholders’ Equity (Deficit)	$175,875	$2,825

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

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2018, we had a cash balance of $774,468, total current liabilities of approximately $686,868 Such cash amount of $774,468 was sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

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

ITEM 8. FINANCIAL STATEMENTS

  GRIDIRON BIONUTRIENTS, INC.

Financial Statements

August 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gridiron BioNutrients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gridiron BioNutrients, Inc. (“the Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year and period then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the year and period ended August 31, 2018 and 2017, respectively, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and intends to fund operations through equity financing which may be insufficient to fund its capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
December 14, 2018

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
COSOLIDATED BALANCE SHEETS

	August 31,
	2018	2017
ASSETS
Current assets
Cash	$774,468	$25
Accounts receivable	428	-
Inventory	53,110	-
Prepaid expense	30,000	-
Total current assets	858,006	25

Equipment, net of accumulated depreciation of $530 and $0, respectively	1,937	-
Trademarks	2,800	2,800

Total assets	$862,743	$2,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$95,287	$-
Related party payable	-	16,101
Derivative liability	537,889	-
Note payable, current portion	49,500	-
Dividends payable	4,192	-
Total current liabilities	686,868	16,101

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common stock to be issued	160,000	-
Preferred stock, $0.001 par value; 25,000,000 share authorized; 8,480,000 and 0 issued and outstanding as of August 31, 2018 and 2017, respectively	8,480	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 132,637,500 and 62,637,500 shares issued and outstanding as of August 31, 2018 and 2017, respectively	132,638	62,638
Additional paid in capital	867,949	(62,438)
Accumulated deficit	(993,191)	(13,476)
Total stockholders' equity (deficit)	175,875	(13,276)

Total liabilities and stockholders' equity (deficit)	$862,743	$2,825

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31, 2018	Period from July 20, 2017 (inception) to August 31, 2017
Revenues	$16,771	$-
Cost of revenues	81,025	-
Net margin	(64,254)	-

Operating expenses
Advertising	61,812	-
Consulting fees	72,349	-
General and administrative	56,951	13,476
Professional fees	133,822	-
Travel	46,930	-
Total operating expenses	371,864	13,476

Net loss from operations	(436,118)	(13,476)

Other income (expense)
Interest expense	(1,517)	-
Gain on change in fair value of derivative liability	136,123	-
Equity issuance costs	(674,012)	-
Total other income (expense)	(539,406)	-

Net loss	$(975,524)	$(13,476)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	125,158,048	62,637,500

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Retained
	Number	Amount	Number	Amount	Capital	To be Issued	Earnings	Total
Balance, July 20, 2017 (inception)	-	$-	-	$-	$-	$-	$-	$-
Effects of reverse capitalization	-	-	62,437,500	62,438	(62,438)	-	-	-
Common shares issued for services	-	-	200,000	200	-	-	-	200
Net loss, period ended August 31, 2017	-	-	-	-	-	-	(13,476)	(13,476)
Balance, August 31, 2017	-	-	62,637,500	62,638	(62,438)	-	(13,476)	(13,276)

Issuance of preferred stock for cash	8,480,000	8,480	-	-	997,520	-	-	1,006,000
Issuance of common stock for reverse merger	-	-	70,000,000	70,000	(143,040)	-	-	(73,040)
Common stock subscribed for cash	-	-	-	-	-	160,000	-	160,000
Forgiveness of related party payable	-	-	-	-	75,907	-	-	75,907
Dividends on preferred stock accrued	-	-	-	-	-	-	(4,192)	(4,192)
Net loss, period ended August 31, 2018	-	-	-	-	-	-	(975,524)	(975,524)
Balance, August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,191)	$175,875

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
(f.k.a. My Cloudz, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31, 2018	Period from July 20, 2017 (inception) to August 31, 2017
Cash flows from operating activities
Net loss	$(975,524)	$(13,476)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	530	-
Stock based issue costs	674,012	-
Gain on change in fair value of derivative liability	(136,123)	-
Changes in operating assets and liabilities
Accounts receivable	(428)	-
Inventory	(53,110)	-
Prepaid expenses	(30,000)	-
Accounts payable and accrued expenses	94,182	-
Expenses paid on behalf of company	-	13,276
Related party payable	(16,101)	-
Common stock issued for services	-	200
Net cash used in operating activities	(442,562)	-

Cash flows from investing activities
Purchase of equipment	(2,467)	-
Net cash used in investing activities	(2,467)	-

Cash flows from financing activities
Advances from related parties	-	25
Proceeds from notes payable	49,500	-
Proceeds from common stock subscriptions	160,000	-
Proceeds from the sale of preferred stock and warrants	1,006,000	-
Cash contributed in merger	3,972	-
Net cash provided by financing activities	1,219,472	25

Cash, beginning of period	25	-
Net change in cash	774,443	25
Cash, end of period	$774,468	$25

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities
Accounts payable and accrued expenses assumed in reverse merger	$1,105	$-
Forgiveness of related party payable	$75,907	$-
Related party payable assumed in reverse merger	$75,907	$-
Common shares issued in reverse merger at par value	$70,000	$-
Trademark costs paid by related party	$-	$2,800

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron BioNutrients, Inc. (the “Company” or “Gridiron”) was formed under the laws of the state of Nevada on July 20, 2017 to develop and distribute a retail line of health water infused with probiotics and minerals. The Company has elected an August 31, 2017 year end.

Acquisition and Reverse Merger

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $774,468 and $25 of cash and no cash equivalents as of August 31, 2018 and August 31, 2017 respectively. As of August 31, 2018, the Company had cash of $524,443 with one financial institution in excess of the FDIC insured limit of $250,000.

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

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, account payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

As discussed in Note 7 – Warrants and Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2018. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of August 31, 2018 and August 31, 2017 respectively.

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

Principals of Consolidation

The consolidated financial statements represent the results of Gridiron BioNutrients, Inc,; its wholly owned subsidiary, GridIron Ventures and the assets, processes, and results therefrom. All intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer Equipment	3 years

 The Company’s property and equipment consisted of the following as of August 31, 2018 and August 31, 2017:

	August 31,
	2018	2017
Computer Equipment	$2,467	$-
Accumulated depreciation	(530)	-
Net book value	$1,937	$-

Depreciation expense for the year ended August 31, 2018 and period ended August 31, 2017 was $530 and $0, respectively.

Inventories

Inventories consist primarily of ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company did not have any write downs of inventory during the year ended August 31, 2018 or period ended August 31, 2017, respectively. Inventory balances were $53,110 and $0 as of August 31, 2018 and August 31, 2017, respectively.

Notes Payable

As of August 31, 2018, and August 31, 2017, the Company had two notes payable with a principal balance of $49,500 and $0, respectively, owed to two separate noteholders. Each note payable is unsecure with one bearing interest at 5% and the other at 0% respectively. As of August 31, 2018, the Company had an outstanding accrued interest balance of $475, which has been included in accounts payable and accrued expenses.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity, note as they would have been anti-dilutive. The conversion of preferred shares and warrants to commons shares could potentially bring the amount of common shares to a total of 183,746,071. The preferred conversion and warrants would account for 50,880,000 additional shares bringing along with the 132,637,500 outstanding at August 31, 2018 plus an additional 228,571 that have not been issued yet. There were no potentially dilutive shares outstanding during the periods ended August 31, 2018 and August 31, 2017 respectively.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

Dividends

As discussed in Note 5 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $4,192 and $0 of dividends payable at August 31, 2018 and 2017, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $61,812 during the year ended August 31, 2018 and $0 during the period ended August 31, 2017.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of subtopic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”) and subtopic 718-20 for awards classified as equity to employees. There was $0 and $200 of stock based compensation during the year ended August 31, 2018 and period ended August 31, 2017.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. There was $428 and $0 outstanding accounts receivable as of August 31, 2018 and 2017, respectively.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

Recently Issued Accounting Standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective as of November 5, 2018. The Company does not expect the adoption of this final rule to have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt this standard in the current period; the adoption of this standard did not impact the financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in this update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not expect the adoption of this final rule to have a material impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Although the standard initially required the modified retrospective approach for adoption, in July 2018, the FASB issued ASU 2018-18, allowing companies to initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted. The Company does not expect the adoption of this final rule to have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt this standard on September 1, 2018 using the full retrospective method restating each prior reporting period presented in future filings. The Company has substantially completed its analysis of the impact of adoption and has concluded the adoption of ASC 606 will not have a significant impact on the Company’s financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of August 31, 2018 and 2017, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the periods then ended. Trademarks amortized over the expected useful lives when issued. Amortization expense from trademarks are included in general and administrative expenses and totaled $0 for the periods ended August 31, 2018 and August 31, 2017, respectively.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $975,523 and $13,476 for the periods ended August 31, 2018 and August 31, 2017. The Company has working capital of $171,139 and an accumulated deficit of $993,191 as of August 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has plenty of cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period of July 20, 2017 (inception) to August 31, 2017, a company director paid a total of $2,800 towards obtaining trademarks, $13,276 towards operating and start up costs and $25 to open the Company bank account. The advances are non-interest bearing and due on demand and as such is included in current liabilities. There was $0 and $16,101 due as of August 31, 2018 and 2017, respectively.

During the year ended August 31, 2018, the company assumed a related party payable totaling $75,907 through the acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business. The payable was forgiven during the year ended August 31, 2018 resulting in a write off to additional paid in capital of $75,907.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 16, 2018, the Board of Directors and one (1) stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to authorize the creation of 5,000,000 shares, designated as our Preferred Stock. On July 16, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation creating 5,000,000 shares of preferred stock.

On July 30, 2018, the Board of Directors of the Company authorized the designation of 9,000,000 shares of Series A Preferred Stock. On July 31, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, creating 900,000 shares of Series A Preferred Stock.

On August 1, 2018, the Board of Directors and one (1) stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to authorize the creation of 25,000,000 shares, designated as our Preferred Stock. On August 1, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation creating 25,000,000 shares of preferred stock.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTUNUED)

Preferred Stock (continued)

The preferred stock accrues dividends at a rate of 5% annually, are convertible to common stock at a rate of $0.125 per share at the option of the holder. Further, the preferred stock is redeemable by the Company at a premium during the first 180 days after issuance and another premium after the 180th day from issuance.

During the year ended August 31, 2018, the Company issued a total of 8,480,000 of preferred stock and 8,480,000 of warrants for total cash proceeds of $1,006,000.

There were 8,480,000 and 0 preferred shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the period ended August 31, 2017, the Company issued a total of 200,000 common shares to the members of its board of directors for services valued at $0.001 per share for a total of $200. During the year ended August 31, 2018, the Company issued a total of 70,000,000 common shares to complete its acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business. There were 132,637,500 and 62,637,500 common shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively.

Common Stock Subscribed

During the year ended August 31, 2018, the Company accepted four separate common stock subscriptions representing a total of 228,571 common shares for total cash proceeds of $160,000.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended August 31, 2018 and 2017 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2017	2018
Income tax provision at the federal statutory rate	35%	21%
Effect on operating losses	(35%)	(21%)
		-

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

NOTE 6 – INCOME TAXES (CONTINUED)

The net deferred tax assets consist of the following:

	August 31,
	2018	2017
Net operating loss carry forward	$993,192	$13,476
Valuation allowance	(993,192)	(13,476)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	August 31,
	2018	2017
Tax at statutory rate	$204,860	$4,717
Increase in valuation allowance	(204,860)	(4,717)
Net deferred tax asset	$-	$-

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

NOTE 8 – WARRANTS AND DERIVATIVE LIABILITY

As discussed in Note 5 – Stockholders’ Equity (Deficit), the Company issued a total of 8,480,000 warrants to purchase common stock as part of its preferred stock offering. The warrants are exercisable for a period of three years at $0.165 per share. Additionally, the warrant holder is entitled to a cashless exercise after six months from issuance in which the holder is entitled to receive a number of shares equal to: [A] the number of outstanding warrant shares under the original issuance multiplied by [B] the greater of the trailing five day volume weighted average price less [A] the number of outstanding warrant shares under the original issuance multiplied by [C] the exercise price of the warrant under the original issuance divided by [D] the lesser of the arithmetic average of the volume weighted average price during the five trailing trading days or the volume weighted average price for the trading day immediately prior to the cashless exercise election. For clarity, the resulting formula is [(A x B) – (A x C)] / D.

The Company analyzed the conversion features of the cashless exercise feature in the warrants issued for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded features should be classified as a derivative liability because the exercise price of these warrants are subject to a variable rate. The Company has determined that warrants are not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has recorded a derivative liability.

GRIDIRON BIONUTRIENTS, INC.

Notes to Financial Statements

August 31, 2018

NOTE 8 – WARRANTS AND DERIVATIVE LIABILITY (CONTINUED)

Upon issuance, the Company valued the derivative using a Black-Scholes model yielding a total value of $674,012 which was expensed during the year ended August 31, 2018. The Company used the following assumptions upon initial measurement: value per common share of $0.09, a remaining life of 3.0 years, an exercise price of $0.165, a risk free rate of 2.77% and volatility of 195%.

The Company revalued the derivative liability as of August 31, 2018 and recorded a gain of $136,123 on the change in fair value of derivative liabilities for the year then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.07, a remaining life of 2.92 years, an exercise price of $0.165, a risk free rate of 2.70 and volatility of 192%.

As of August 31, 2018 and 2017, the Company had derivative liabilities totaling $537,889 and $0, respectively.

The following table summarizes all stock option activity for the year ended August 31, 2018:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2017	-	$-
Granted	8,480,000	0.165
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, August 31, 2018	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable options at August 31, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.165	$8,480,000	$0.165	2.92	8,480,000	$0.165
	8,480,000	$0.165	2.92	8,480,000	$0.165

NOTE 9 – SUBSEQUENT EVENTS

The Company has secured a lease through the Timothy Orr the President in Carson City, Nevada on October 12, 2018. The amount of rent that will be paid is $3,000 a month. The lease is a short term lease until January 15, 2019 after which it will become a month to month lease if both parties agree.

The Company has evaluated all other events occurring subsequently to these financial statements through December 14, 2018 and determined there are none to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2018.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Timothy Orr, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Orr concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Orr, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2018.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Timothy Orr	47	President, Secretary, Treasurer and director

Timothy Orr

President, Secretary, Treasurer and director

Timothy Orr, age 47, has served as our President and a director since October 9, 2017. He has also served as Secretary and Treasurer since February 28, 2018. Mr. Orr has over 20 years of legal, business and public and private company experience. Mr. Orr’s law practice focuses on business formation and financing tailored to small and medium size companies. Mr. Orr has acted as outside counsel for publicly traded companies as well as private companies seeking equity financing for the expansion of their business. Additionally, since 2004, Mr. Orr has owned and operated Jameson Capital, LLC, a business development consulting services company. In 1994, Mr. Orr obtained a BA in Biology from Whitworth University, and in 1998, he obtained a JD from Gonzaga School of Law. Mr. Orr’s background as a lawyer and desire to participate in the management of GridIron BioNutrients, Inc. led to our conclusion that he should serve as a director in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and such member does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

EMPLOYMENT AGREEMENTS

We have no employment agreement with any person.

INDEMNIFICATION AGREEMENTS

Timothy Orr, our President, Secretary, Treasurer and a director has entered into an Indemnification Agreement dated October 9, 2017, with the Company, pursuant to which the Company agreed to indemnify him for claims against each of them that may arise in connection with the performance of his duties as an officer or director for the Company.

FAMILY RELATIONSHIPS

No family relationships exist Timothy Orr, our President, Secretary, Treasurer and a director and any other person who is an affiliate of the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2018, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended August 31, for the fiscal years ended as indicated, and as the date of filing of this Annual Report on Form 10-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Sommay Vongsa (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Darren Long (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Timothy Orr (3)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brian Martinho (4)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director on July 31, 2014. Resigned as President, Secretary, Treasurer and director on October 9, 2017.
(2)

Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017. Resigned as Chief Executive Officer, Secretary and Chairman of the Board of Directors, on February 27, 2018.

(3)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.
(4)	Appointed Treasurer and director on October 9, 2017. Resigned as Treasurer and director on February 27, 2018.

Except as disclosed in the Summary Compensation Table above, There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended August 31, 2018, and through the date of filing of this Annual Report on Form 10-K

Option Grants

The following table sets forth stock option grants and compensation for the fiscal year ended August 31, 2018, and as the date of filing of this Annual Report on Form 10-K:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sommay Vongsa (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Darren Long (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Timothy Orr (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Brian Martinho (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

____________

(1)	Appointed President, Secretary, Treasurer and director on July 31, 2014. Resigned as President, Secretary, Treasurer and director on October 9, 2017.
(2)

Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017. Resigned as Chief Executive Officer, Secretary and Chairman of the Board of Directors, on February 27, 2018.

(3)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.
(4)	Appointed Treasurer and director on October 9, 2017. Resigned as Treasurer and director on February 27, 2018.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2018 and through the date of filing of this Annual Report on Form 10-K.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2018 and through the date of filing of this Annual Report on Form 10-K.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2018, and through the date of filing of this Annual Report on Form 10-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2018, and as the date of filing of this Annual Report on Form 10-K:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Sommay Vongsa (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Darren Long (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Timothy Orr (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Martinho (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director on July 31, 2014. Resigned as President, Secretary, Treasurer and director on October 9, 2017.
(2)

Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017. Resigned as Chief Executive Officer, Secretary and Chairman of the Board of Directors, on February 27, 2018.

(3)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.
(4)	Appointed Treasurer and director on October 9, 2017. Resigned as Treasurer and director on February 27, 2018.

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

The percentages below are calculated based on 132,637,500 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Timothy Orr (3)	20,000,000	15.0%
Common Stock	Grays Peak LLC (4)	85,000,000	64.0%
Series A Preferred Stock	Cavalry Fund I LP (5)	6,372,644	9.6%
All directors and executive officers as a group (1 person)		20,000,000	15.0%

__________

(1)	The percentages below are based on 132,637,500 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o GridIron BioNutrients, 1119 West 1st Ave., Ste. G, Spokane, Washington 99021.
(3)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.
(4)	Voting and/or dispositive control held by Scott Stevens.
(5)

Holder of 6,372,644 shares of Series A Preferred Stock and a warrant to purchase 6,372,644 shares of common stock. Each share of Series A Preferred Stock is convertible at any time until July 30, 2020, at the election of the holder of the Series A Preferred Stock, into one share of common stock at a conversion price of $0.125 per share. The warrant to purchase 6,372,644 shares of common stock is convertible into shares of common stock at a conversion price of $0.165 per share, until July 30, 2021, and contains a cashless exercise feature, if such Warrant not registered in a registration statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended August 31, 2018, the company assumed a related party payable totaling $75,907 through the acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business. The payable was forgiven during the year ended August 31, 2018 resulting in a write off to additional paid in capital of $75,907.

The Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”), dated April 19, 2018, by and among the Company, Food for Athletes, Inc., a California corporation, Darren Long and Brian Martinho, pursuant to which the Company purchased 35,000,000 shares of common stock of the Company held by Darren Long for a purchase price of $0.0008095 per shares, for an aggregate purchase price of $28,333.33, and purchased 17,500,000 shares of common stock of the Company held by Brian Martinho, for a purchase price of 0.0008095 per share, for an aggregate purchase price of $14,166.67. Additionally, the Company released claims against each the other parties to the Stock Repurchase Agreement, and each of the other parties to the Stock Repurchase Agreement release the Company from all claims.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2018 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $23,646and $4,000 total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Amendment (4)
3.1.6	Certificate of Designation (4)
3.1.7	Certificate of Correction (4)
3.2	Bylaws (1)
10.1	Stock Repurchase Agreement, dated April 19, 2018, by and among the Company, Food for Athletes, Inc., a California corporation, Darren Long and Brian Martinho
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-203373), filed with the SEC on April 13, 2015.
(2)	Incorporated by reference to the Registrants’ Annual Report on Form 10-K (File No. 000-55852), filed with the SEC on December 15, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K (File No. 000-55852), filed with the SEC on February 21, 2018.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K (File No. 000-55852), filed with the SEC on August 16, 2018.

 __________

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: December 14, 2018	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary, Treasurer and director (principal executive officer, principal accounting officer and principal financial officer)

