Form 10-Q
period 2018-11-30
GridIron BioNutrients, Inc.
filed 2019-01-18
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of January 14, 2019, there were 132,637,500 shares of common stock outstanding; 8,480,000 shares of Series A Preferred Stock outstanding and convertible at any time into 8,480,000 shares of common stock at a conversion price of $0.125 per share; and two warrants outstanding and exercisable at any time to purchase an aggregate of 8,480,000 shares of common stock at an exercise price of $0.165 per share.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Condensed consolidated Balance sheets at November 30, 2018 (Unaudited) and August 31, 2018.	4

	Condensed consolidated Statements of operations for the three ended November 30, 2018 and 2017.	5

	Condensed consolidated statement of changes in stockholders' deficit for the year and three months ended August 31, 2018 and November 30, 2018, respectively.	6

	Condensed consolidated Statements of cash flows for the three months ended November 30, 2018 and 2017.	7

	Notes to condensed consolidated Financial Statements (Unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II. Other Information

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Mine Safety Disclosures.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	21

Signatures		22

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of GridIron BioNutrients, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products and services, (v) the Company’s ability to conduct the business if there are changes in laws, regulations, or government policies related to cannabis, (vi) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2018	August 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$246,622	$774,468
Accounts receivable	428	428
Inventory	318,492	53,110
Prepaid expense	30,000	30,000
Total current assets	595,542	858,006

Equipment, net of accumulated depreciation of $785 and $530, respectively	4,659	1,937
Trademarks	2,800	2,800

Total assets	$603,001	$862,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$27,266	$95,287
Derivative liability	437,576	537,889
Note payable, current portion	49,500	49,500
Dividends payable	16,767	4,192
Total current liabilities	531,109	686,868

Commitments and contingencies	-	-

Stockholders' deficit
Common stock subscribed	160,000	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 8,480,000 and 8,480,000 issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized; 132,637,500 and 132,637,500 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	132,638	132,638
Additional paid in capital	867,949	867,949
Accumulated deficit	(1,097,175)	(993,192)
Total stockholders' deficit	71,892	175,875

Total liabilities and stockholders' deficit	$603,001	$862,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017
Revenues	$1,128	$5,140
Cost of revenues	30,063	3,983
Net margin	(28,935)	1,157

Operating expenses
General and administrative	50,702	15,054
Insurance	38,749	-
Professional fees	73,212	8,765
Total operating expenses	162,663	23,819

Net loss from operations	(191,598)	(22,662)

Other expense
Interest expense	123	105
Gain on change in fair value of derivative liability	(100,313)	-
Total other expense	(100,190)	105

Net loss	$(91,408)	$(22,767)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	132,637,500	102,644,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

						Common
	Preferred Stock		Common Stock		Additional Paid in	Stock To be	Retained
	Number	Amount	Number	Amount	Capital	Issued	Earnings	Total
Balance, August 31, 2017	-	-	62,637,500	62,638	(62,438)	-	(13,476)	(13,276)

Issuance of preferred stock for cash	8,480,000	8,480	-	-	997,520	-	-	1,006,000
Issuance of common stock for reverse merger	-	-	70,000,000	70,000	(143,040)	-	-	(73,040)
Common stock subscribed for cash	-	-	-	-	-	160,000	-	160,000
Forgiveness of related party payable	-	-	-	-	75,907	-	-	75,907
Dividends on preferred stock accrued	-	-	-	-	-	-	(4,192)	(4,192)
Net loss, period ended August 31, 2018	-	-	-	-	-	-	(975,524)	(975,524)
Balance, August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2018	-	-	-	-	-	-	(91,408)	(91,408)
Balance, November 30, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(1,097,175)	$71,892
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRIDIRON BIONUTRIENTS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2018 AND NOVEMBER 30, 2017

Cash flows from operating activities
Net loss	$(91,408)	$(22,767)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	255	-
Gain on change in fair value of derivative liability	(100,313)	-
Changes in operating assets and liabilities
Prepaid expense	-	(10,193)
Inventory	(265,382)	-
Accounts payable and accrued expenses	(68,021)	355
Related party payable	-	8,608
Net cash used in operating activities	(524,869)	(23,997)

Cash flows from investing activities
Purchase of equipment	(2,977)	-
Net cash used in investing activities	(2,977)	-

Cash flows from financing activities
Proceeds from notes payable	-	10,000
Proceeds from sale of common stock	-	60,000
Cash acquired in reverse acquisition	-	3,972
Net cash provided by financing activities	-	73,972

Cash, beginning of period	774,468	25
Net change in cash	(527,846)	49,975
Cash, end of period	$246,622	$50,000

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities
Preferred stock dividends declared	$12,575	$-
Accounts payable and accrued expenses assumed in reverse merger	$-	$1,104
Related party payable assumed in reverse merger	$-	$75,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron BioNutrients, Inc. (the “Company” or “Gridiron”) was formed under the laws of the state of Nevada on July 20, 2017 to develop and distribute a retail line of health water infused with probiotics and minerals. The Company has elected an August 31st year end.

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

NOTE 2 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of November 30, 2018 and November 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2018 financial statements. The results of operations for the periods ended November 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $246,622 and $774,468 of cash and cash equivalents as of November 30, 2018 or August 31, 2018. As of August 31, 2018, the Company held cash of $524,468 with one financial institution in excess of the FDIC insured limit of $250,000.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company follows ASC 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue upon the transfer of promised services to customers in amounts that reflect the consideration to which the Company expects to be entitled the transfer of services. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company primarily generates revenues through the sale of products through its website and at industry tradeshows.

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

As discussed in Note 7 – Warrants and Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of November 30, 2018 and August 31, 2018. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of August 31, 2018 and August 31, 2017 respectively.

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

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer Equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of November 30, 2018 and August 31, 2018:

	November 30, 2018	August 31, 2018
Computer Equipment	$2,467	$2,467
Vehicle	2,977	-
Accumulated depreciation	(785)	(530)
Net book value	$4,659	$1,937

Depreciation expense for the three months ended November 30, 2018 and November 30, 2017 was $255 and $0, respectively.

Inventories

Inventories consist primarily of raw materials, ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company did not have any write downs of inventory during the three months ended November 30, 2018. Inventory balances were $318,492 and $53,110 as of November 30, 2018 and August 31, 2018, respectively.

Notes Payable

As of November 30, 2018 and August 31, 2018, the Company had two notes payable with a principal balance of $49,500 and $49,500, respectively, owed to two separate noteholders. Each note payable is unsecured with one bearing interest at 5% and the other at 0% respectively. As of November 30, 2018, the Company had an outstanding accrued interest balance of $599, which has been included in the consolidated balance sheets under accounts payable and accrued liabilities.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity, as they would have been anti-dilutive. The conversion of preferred shares and warrants to common shares could potentially bring the amount of common shares to a total of 183,746,071. The preferred conversion and warrants would account for 50,880,000 additional shares along with the 132,637,500 outstanding at November 30, 2018 plus an additional 228,571 that have not been issued yet. There were no potentially dilutive shares outstanding during the periods ended November 30, 2018 and August 31, 2018 respectively.

Dividends

As discussed in Note 5 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $16,767 and $4,192 of dividends payable at November 30, 2018 and August 31, 2018, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $0 during the three months ended November 30, 2018 and $0 during the period ended November 30, 2017.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of subtopic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”) and subtopic 718-20 for awards classified as equity to employees. There was $0 and $0 of stock-based compensation during the three months ended November 30, 2018 and period ended November 30, 2017.

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

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, ”Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective as of November 5, 2018. The adoption of this final rule did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, ”Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt this standard in the current period; the adoption of this standard did not impact the financial statements.

In November 2016, the FASB issued ASU 2016-18, ”Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

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

In June 2016, the FASB issued ASU 2016-13, ”Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not expect the adoption of this final rule to have a material impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, ”Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Although the standard initially required the modified retrospective approach for adoption, in July 2018, the FASB issued ASU 2018-18, allowing companies to initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted. The Company does not expect the adoption of this final rule to have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, ”Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, ”Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt this standard on September 1, 2018 using the full retrospective method restating each prior reporting period presented in future filings. The Company has substantially completed its analysis of the impact of adoption and has concluded the adoption of ASC 606 will not have a significant impact on the Company’s financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. There was $428 and $428 outstanding accounts receivable as of November 30, 2018 and August 31, 2018, respectively.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of November 30, 2018 and August 31, 2018, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the three months ended November 30, 2018 and November 30, 2017 respectively. Trademarks amortized over the expected useful lives when issued. Amortization expense from trademarks are included in general and administrative expenses and totaled $0 for the three months ended November 30, 2018 and November 30, 2017.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net losses of $91,408 and $22,767 for the three months ended November 30, 2018 and November 30, 2017. The Company has working capital of $64,433 and an accumulated deficit of $1,097,175 as of November 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 6 – STOCKHOLDERS’ EQUITY

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

There were 8,480,000 and 0 preferred shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the period ended August 31, 2017, the Company issued a total of 200,000 common shares to the members of its board of directors for services valued at $0.001 per share for a total of $200. During the year ended August 31, 2018, the Company issued a total of 70,000,000 common shares to complete its acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business. There were 132,637,500 common shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively.

Common Stock Subscribed

During the year ended August 31, 2018, the Company accepted four separate common stock subscriptions representing a total of 228,571 common shares for total cash proceeds of $160,000.

NOTE 7 – INCOME TAXES

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the three months ended November 30, 2018 and November 30, 2017 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21%	35%
Effect on operating losses	(21%)	(35%)
	-	-

The net deferred tax assets consist of the following:

	November 30,
	2018	2017
Net operating loss carry forward	$1,097,175	$36,243
Valuation allowance	(1,097,175)	(36,243)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	November 30,
	2018	2017
Tax at statutory rate	$19,196	$7,968
Increase in valuation allowance	(19,196)	(7,968)
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – WARRANTS AND DERIVATIVE LIABILITY

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

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 9 – WARRANTS AND DERIVATIVE LIABILITY (CONTINUED)

Upon issuance, the Company valued the derivative using a Black-Scholes model yielding a total value of $674,012 which was expensed during the year ended August 31, 2018. The Company used the following assumptions upon initial measurement: value per common share of $0.09, a remaining life of 3.0 years, an exercise price of $0.165, a risk free rate of 2.77% and volatility of 195%.

The Company revalued the derivative liability as of November 30, 2018 and recorded a gain of $100,313 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.06, a remaining life of 2.67 years, an exercise price of $0.165, a risk free rate of 2.83 and volatility of 208%.

As of November 30, 2018 and August 31, 2018, the Company had derivative liabilities totaling $437,576 and $537,889, respectively.

The following table summarizes all stock warrant activity for the three months ended November 30, 2018:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2018	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, November 30, 2018	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at November 30, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	$8,480,000	$0.165	2.67	8,480,000	$0.165
	8,480,000	$0.165	2.67	8,480,000	$0.165

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through January 17, 2019 and determined there are none to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of GridIron BioNutrients, Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2018 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55852; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 14, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Results of Operations

Three-Month Periods Ended November 30, 2018 and 2017

We recorded revenues $1,128 for the three months ended November 30, 2018, with the cost of such revenues being $30,063. We recorded revenues of $5,140 for the three months ended November 30, 2017, with the cost of such revenues being $3,983.

For the three months ended November 30, 2018, we incurred total operating expenses of $162,663, consisting of professional fees of $73,212, Insurance of $38,749 and general and administrative expenses of $50,702.

For the three months ended November 30, 2017, we incurred total operating expenses of $23,819, consisting of professional fees of $8,765, and general and administrative expenses of $15,054.

Our net loss for the three months ended November 30, 2018, was $(91,408). Our net loss for the three months ended November 30, 2018, was $(22,767).

Liquidity and Capital Resources

At November 30, 2018, we had a cash balance of $246,622, and our working capital balance is $64,433. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2018.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: January 18, 2019	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

