Form 10-Q
period 2019-02-28
GridIron BioNutrients, Inc.
filed 2019-04-15
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of April 10, 2019, there were 134,830,651 shares of common stock outstanding; 8,480,000 shares of Series A Preferred Stock outstanding and convertible at any time into 8,480,000 shares of common stock at a conversion price of $0.125 per share; and two warrants outstanding and exercisable at any time to purchase an aggregate of 8,480,000 shares of common stock at an exercise price of $0.165 per share.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2019

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance sheets at February 28, 2019 (Unaudited) and August 31, 2018.	4

	Unaudited Condensed Consolidated Statements of operations for the three and six months ended February 28, 2019 and 2018.	5

	Statement of changes in consolidated condensed stockholders’ deficit for the three and six months ended February 28, 2019 and 2018 (Unaudited) and year ended August 31, 2018.	6

	Unaudited Condensed Consolidated Statements of cash flows for the six months ended February 28, 2019 and 2018.	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II. Other Information

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Mine Safety Disclosures.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	21

Signatures		22

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2019	August 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$76,783	$774,468
Accounts receivable	3,722	428
Inventory	352,223	53,110
Prepaid expense	30,000	30,000
Total current assets	462,728	858,006

Equipment, net of accumulated depreciation of $1,139 and $530, respectively	4,305	1,937
Trademarks	2,800	2,800

Total assets	$469,833	$862,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$48,383	$95,287
Derivative liability	270,138	537,889
Note payable, current portion	49,500	49,500
Dividends payable	13,972	4,192
Total current liabilities	381,993	686,868

Commitments and contingencies	-	-

Stockholders' deficit
Common stock subscribed	160,000	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 8,480,000 and 8,480,000 issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized; 133,104,543 and 132,637,500 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	133,105	132,638
Additional paid in capital	882,852	867,949
Accumulated deficit	(1,096,597)	(993,192)
Total stockholders' deficit	87,840	175,875

Total liabilities and stockholders' deficit	$469,833	$862,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2019	Six Months Ended February 28, 2019	Three Months Ended February 28, 2018	Six Months Ended February 28, 2018

Revenues	$62,259	$63,387	$5,146	$10,286
Cost of revenues	27,867	57,930	15,248	19,231
Net margin	34,392	5,457	(10,102)	(8,945)

Operating expenses
Advertising	56,746	56,746	-	-
Consulting fees	44,950	44,950	-	-
General and administrative	12,473	63,175	91,916	106,970
Insurance	7,323	46,072	-	-
Professional fees	67,185	140,397	19,756	28,521
Total operating expenses	188,677	351,340	111,672	135,491

Net loss from operations	(154,285)	(345,883)	(121,774)	(144,436)

Other expense
Interest expense	-	123	124	229
Gain on change in fair value of derivative liability	(167,438)	(267,751)	-	-
Total other expense	(167,438)	(267,628)	124	229

Net income (loss)	$13,153	$(78,255)	$(121,898)	$(144,665)

Net loss per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	132,658,257	132,647,821	132,827,341	117,652,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.
UNAUDITED STATEMENT OF CHANGES IN CONSOLIDATED CONDENSED STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid in	Common Stock To be	Retained
	Number	Amount	Number	Amount	Capital	Issued	Earnings	Total

Balance, August 31, 2017	-	$-	62,637,500	$62,638	$(62,438)	$-	$(13,476)	$(13,276)

Issuance of common stock for reverse merger	-	-	70,000,000	70,000	(143,040)	-	-	(73,040)
Balance, November 30, 2017	-	$-	132,637,500	$132,638	$(205,478)	$-	$(13,476)	$(86,316)
No equity transactions Dec 1, 2017 to June 1, 2018								-
Common stock subscribed for cash	-	-	-	-	-	160,000	-	160,000
Forgiveness of related party payable	-	-	-	-	75,907	-	-	75,907
Issuance of preferred stock for cash	8,480,000	8,480	-	-	997,520	-	-	1,006,000
Dividends on preferred stock accrued	-	-	-	-	-	-	(4,192)	(4,192)
Net loss, period ended August 31, 2018	-	-	-	-	-	-	(975,524)	(975,524)
Balance, August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Balance, November 30, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(1,005,767)	$163,300
Dividends on preferred stock accrued							(12,575)	(12,575)
Conversion of stock from dividends payable			467,043	467	14,903			15,370
Net loss, period ended February 28, 2019	-	-	-	-	-	-	(78,255)	(78,255)
Balance, February 28, 2019	8,480,000	$8,480	133,104,543	$133,105	$882,852	$160,000	$(1,096,597)	$87,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRIDIRON BIONUTRIENTS, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

	Six Months Ended February 28, 2019	Six Months Ended February 28, 2018

Cash flows from operating activities
Net loss	$(78,255)	$(144,665)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	610	118
Gain on change in fair value of derivative liability	(267,751)	-
Changes in operating assets and liabilities
Accounts receivable	(3,294)	(268)
Inventory	(299,113)	(38,476)
Prepaid expenses	-	(20,554)
Accounts payable and accrued expenses	(46,904)	979
Related party payable	-	35,404
Net cash used in operating activities	(694,707)	(167,462)

Cash flows from investing activities
Purchase of equipment	(2,978)	(2,467)
Net cash used in investing activities	(2,978)	(2,467)

Cash flows from financing activities
Proceeds from notes payable	-	10,000
Proceeds from sale of common stock	-	160,000
Cash acquired in reverse acquisition	-	3,972
Net cash provided by financing activities	-	173,972

Cash, beginning of period	774,468	25
Net change in cash	(697,685)	4,043
Cash, end of period	$76,783	$4,068

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities
Preferred stock dividends declared	$25,150	$-
Shares issued for dividends payable	$15,370	$-
Accounts payable and accrued expenses assumed in reverse merger	$-	$1,105
Related party payable assumed in reverse merger	$-	$75,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2019

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

NOTE 2 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of February 28, 2019 and August 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2018 financial statements. The results of operations for the periods ended February 28, 2019 are not necessarily indicative of the operating results for the full year.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $76,783 and $774,468 of cash and cash equivalents as of February 28, 2019 or August 31, 2018. As of August 31, 2018, the Company held cash of $524,468 with one financial institution in excess of the FDIC insured limit of $250,000.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company follows ASC 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue upon the transfer of promised services to customers in amounts that reflect the consideration to which the Company expects to be entitled the transfer of services. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company primarily generates revenues through the sale of products through its website and at industry tradeshows. The Company will be performing a modified retrospective adoption of ASC 606 and this retrospective adoption will have no material impact to the prior year amounts recorded as revenue.

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

As discussed in Note 7 – Warrants and Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of February 28, 2019 and August 31, 2018. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of February 28, 2019 and August 31, 2018 respectively.

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

February 28, 2019

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer Equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of February 28, 2019 and August 31, 2018:

	February 28, 2019	August 31, 2018
Computer Equipment	$2,467	$2,466
Vehicle	2,977	-
Accumulated depreciation	(1,139)	(529)
Net book value	$4,305	$1,937

Depreciation expense for the six and three months ended February 28, 2019 and November 30, 2018 was $610 and $255, respectively.

Inventories

Inventories consist primarily of raw materials, ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company did not have any write downs of inventory during the three or six months ended February 28, 2019 and November 30, 2018, respectively. Inventory balances were $352,223 and $53,110 as of February 28, 2019 and August 31, 2018, respectively.

Notes Payable

As of February 28, 2019 and August 31, 2018, the Company had two notes payable with a principal balance of $49,500 and $49,500, respectively, owed to two separate noteholders. Each note payable is unsecured with one bearing interest at 5% and the other at 0% respectively. As of February 28, 2019, the Company had an outstanding accrued interest balance of $599, which has been included in the consolidated balance sheets under accounts payable and accrued liabilities.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity, as they would have been anti-dilutive. The conversion of preferred shares and warrants to common shares could potentially bring the amount of common shares to a total of 183,746,071. The preferred conversion and warrants would account for 50,880,000 additional shares along with the 133,104,543 outstanding at February 28, 2019 plus an additional 228,571 that have not been issued yet. There were no potentially dilutive shares outstanding during the periods ended February 28, 2019 and August 31, 2018 respectively.

Dividends

As discussed in Note 5 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $13,972 and $4,192 of dividends payable at February 28, 2019 and August 31, 2018, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $56,746 during the three and six months ended February 28, 2019 and November 30, 2018.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of subtopic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”) and subtopic 718-20 for awards classified as equity to employees. There was $0 and $0 of stock-based compensation during the six and three months ended February 28, 2019 and period ended November 30, 2018.

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

February 28, 2019

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has adopted this standard on September 1, 2018 using the full retrospective method restating each prior reporting period presented in future filings. The Company has substantially completed its analysis of the impact of adoption and has concluded the adoption of ASC 606 will not have a significant impact on the Company’s financial statements.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. There was $3,722 and $428 outstanding accounts receivable as of February 28, 2019 and August 31, 2018, respectively.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of February 28, 2019 and August 31, 2018, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the three and six months ended February 28, 2019. Trademarks amortized over the expected useful lives when issued. Amortization expense from trademarks are included in general and administrative expenses and totaled $0 for the three and six months ended February 28, 2019.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net income of $13,153 and net loss of $78,255 for the three and six months ended February 28, 2019. The Company has working capital of $80,735 and an accumulated deficit of $1,096,597 as of February 28, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash balance is starting to deplete. There is enough available for payment of ongoing operating expenses, but the Company has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

NOTE 5 – RELATED PARTY TRANSACTIONS

There was no related party transactions during the current period.

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

There were 8,480,000 and 0 preferred shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the year ended August 31, 2018, the Company issued a total of 70,000,000 common shares to complete its acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business. There were 133,104,543 common shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively. There were 467,043 shares issues for a dividend payable in the current quarter. On January 30, 2019, the Company entered into an agreement whereby it agreed to issue a total of 100,000 shares of common stock in exchange for advisory services. Additionally, on February 27, 2019, the Company accepted a request to convert accrued interest totaling $8,884 into 302,586 shares of common stock. Neither the 100,000 common shares for services or the 302,586 common shares for accrued interest were issued as of February 28, 2019. See Note 9 for additional information.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the three and six months ended February 28, 2019 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2018

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21%)	(21%)
	-	-

The net deferred tax assets consist of the following:

	February 28,	August 31,
	2019	2018
Deferred tax asset	$230,285	$208,570
Valuation allowance	(230,285)	(208,570)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the six months ended February 28, 2019 was (19,196).

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

The Company revalued the derivative liability as of February 28, 2019 and recorded a gain of $267,751 on the change in fair value of derivative liabilities for the six months then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.04, a remaining life of 2.42 years, an exercise price of $0.165, a risk free rate of 2.5% and volatility of 209%.

As of February 28, 2019 and August 31, 2018, the Company had derivative liabilities totaling $270,138 and $537,889, respectively.

The following table summarizes all stock warrant activity for the six months ended February 28, 2019:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2018	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, February 28, 2019	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at February 28, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	$8,480,000	$0.165	2.42	8,480,000	$0.165
	8,480,000	$0.165	2.42	8,480,000	$0.165

NOTE 10 – SUBSEQUENT EVENTS

On March 1, 2019, the Company issued a total of 402,586 shares of common stock to satisfy certain obligations under a services agreement and conversion of accrued interest as discussed in Note 6

The Company has evaluated all events occurring subsequently to these financial statements through April 12, 2019 and determined there are none to disclose.

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

PLAN OF OPERATION

We have not yet generated or realized meaningful revenues from our business. In the next 12 months, we plan to identify business to whom we can license our brand name and sell our products.

Results of Operations

Three- and Six-Month Periods Ended February 28, 2019

We recorded revenues $62,259 for the three months ended February 28, 2019, with the cost of such revenues being $27,867. We recorded revenues of $63,387 for the six months ended February 28, 2019, with the cost of such revenues being $57,930.

For the three months ended February 28, 2019, we incurred total operating expenses of $188,677, consisting of advertising expenses of $56,746, consulting fees of $44,950, general and administrative expenses of $12,473, insurance of $7,323, and professional fees of $67,185.

By comparison, for the three months ended February 28, 2018, we incurred total operating expenses of $111,672, consisting of general and administrative expenses of $91,916, and professional fees of $19,756. The increase in operating expenses for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, was attributable to general increased product development activities of the Company.

For the six months ended February 28, 2019, we incurred total operating expenses of $351,340, consisting of advertising expenses of $56,746, consulting fees of $44,950, general and administrative expenses of $63,175, insurance of $46,072, and professional fees of $140,297.

By comparison, for the six months ended February 28, 2018, we incurred total operating expenses of $135,491, consisting of general and administrative expenses of $106,970, and professional fees of $28,521. The increase in operating expenses for the six months ended February 28, 2019, as compared to the six months ended February 28, 2018, was attributable to general increased product development activities of the Company.

For the three months ended February 28, 2019, we had net income of $13,153, while for the three months ended February 28, 2018, we incurred a net loss of $121,898, For the six months ended February 28, 2019, we incurred a net loss of $78,255, while for the six months ended February 28, 2018, we incurred a net loss of $144,665.

Liquidity and Capital Resources

At February 28, 2019, we had a cash balance of $76,783, and our working capital balance is $80,735. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2019.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: April 15, 2019	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

