Form 10-Q
period 2019-05-31
GridIron BioNutrients, Inc.
filed 2019-07-18
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of July 17, 2019, there were 134,830,651 shares of common stock outstanding; 8,480,000 shares of Series A Preferred Stock outstanding and convertible at any time into 8,480,000 shares of common stock at a conversion price of $0.125 per share; and two warrants outstanding and exercisable at any time to purchase an aggregate of 8,480,000 shares of common stock at an exercise price of $0.165 per share.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance sheets at May 31, 2019 (Unaudited) and August 31, 2018.	4

	Condensed Consolidated Statements of operations for the three and nine months ended May 31, 2019 and 2018 (Unaudited).	5

	Statement of changes in Condensed Consolidated stockholders’ deficit for the three and nine months ended May 31, 2019 and 2018 (Unaudited) and year ended August 31, 2018.	6

	Condensed Consolidated Statements of cash flows for the nine months ended May 31, 2019 and 2018 (Unaudited).	7

	Notes to Condensed Consolidated Financial Statements (Unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II. Other Information

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Mine Safety Disclosures.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	21

Signatures.		22

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$13,935	$774,468
Accounts receivable	3,722	428
Inventory	277,067	53,110
Prepaid expense	30,000	30,000
Total current assets	324,724	858,006

Equipment, net of accumulated depreciation of $1,493 and $529, respectively	3,951	1,937
Trademarks	2,800	2,800

Total assets	$331,475	$862,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$41,398	$95,287
Derivative liability	149,090	537,889
Note payable, current portion	49,500	49,500
Dividends payable	12,115	4,192
Total current liabilities	252,103	686,868

Commitments and contingencies	-	-

Stockholders' deficit
Common stock subscribed	160,000	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 8,480,000 and 8,480,000 issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized; 134,000,130 and 132,637,500 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	134,001	132,638
Additional paid in capital	908,520	867,949
Accumulated deficit	(1,131,629)	(993,192)
Total stockholders' deficit	79,372	175,875

Total liabilities and stockholders' deficit	$331,475	$862,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31, 2019	Nine Months Ended May 31, 2019	Three Months Ended May 31, 2018	Nine Months Ended May 31, 2018

Revenues	$17,846	$81,233	$5,043	$15,329
Cost of revenues	6,514	64,444	7,026	26,257
Net margin	11,332	16,789	(1,983)	(10,928)

Operating expenses
Advertising	29,825	86,571	3,391	52,650
Consulting fees	26,862	71,812	-	18,469
General and administrative	39,838	149,085	5,993	45,235
Professional fees	54,855	195,252	7,480	36,001
Stock compensation expense	3,210	3,210	-	-
Total operating expenses	154,590	505,930	16,864	152,355

Net loss from operations	(143,258)	(489,141)	(18,847)	(163,283)

Other expense
Interest expense	247	370	123	352
Gain on change in fair value of derivative liability	(121,048)	(388,799)	-	-
Total other expense	(120,801)	(388,429)	123	352

Net income (loss)	$(22,457)	$(100,712)	$(18,970)	$(163,635)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	133,954,478	133,088,160	132,866,071	122,779,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.
STATEMENT OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional	Common
	Number	Amount	Number	Amount	Paid in Capital	Stock To be Issued	Retained Earnings	Total

Balance, August 31, 2017	-	$-	62,637,500	$62,638	$(62,438)	$-	$(13,476)	$(13,276)

Issuance of common stock for reverse merger	-	-	70,000,000	70,000	(143,040)	-	-	(73,040)
Balance, November 28, 2017	-	$-	132,637,500	$132,638	$(205,478)	$-	$(13,476)	$(86,316)
								-
Net loss, nine months ended May 31, 2018	-	-	-	-	-	-	(163,635)	(163,635)
Balance, May 31, 2018 (unaudited)	-	$-	132,637,500	$132,638	$(205,478)	$-	$(177,111)	$(249,951)

Common stock subscribed for cash	-	-	-	-	-	160,000	-	160,000
Forgiveness of related party payable	-	-	-	-	75,907	-	-	75,907
Issuance of preferred stock for cash	8,480,000	8,480	-	-	997,520	-	-	1,006,000
Dividends on preferred stock accrued	-	-	-	-	-	-	(4,192)	(4,192)
Net loss, period ended August 31, 2018	-	-	-	-	-	-	(811,889)	(811,889)
Balance, August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 28, 2018	-	-	-	-	-	-	(91,408)	(91,408)
Balance, November 28, 2018 (unaudited)	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(1,097,175)	$71,892
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Conversion of stock from dividends payable	-	-	467,043	467	14,903	-	-	15,370
Net income, period ended February 28, 2019	-	-	-	-	-	-	13,153	13,153
Balance, February 28, 2019 (unaudited)	8,480,000	$8,480	133,104,543	$133,105	$882,852	$160,000	$(1,096,597)	$87,840

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Stock compensation issued	-	-	100,000	100	3,110	-	-	3,210
Conversion of stock from dividends payable	-	-	795,587	796	22,558	-	-	23,354
Net loss, period ended May 31, 2019	-	-	-	-	-	-	(22,457)	(22,457)
Balance, May 31, 2019 (unaudited)	8,480,000	$8,480	134,000,130	$134,001	$908,520	$160,000	$(1,131,629)	$79,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MAY 31, 2019 AND MAY 31, 2018

	Nine Months Ended May 31, 2019	Nine Months Ended May 31, 2018
Cash flows from operating activities
Net loss	$(100,712)	$(163,635)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	964	324
Gain on change in fair value of derivative liability	(388,799)	-
Penalties assessed on unpaid dividends	8,922	-
Stock compensation expense	3,210	-
Changes in operating assets and liabilities
Accounts receivable	(3,294)	(428)
Inventory	(223,957)	(38,476)
Prepaid expenses	-	(19,800)
Accounts payable and accrued expenses	(53,889)	1,074
Related party payable	-	29,904
Net cash used in operating activities	(757,555)	(191,037)

Cash flows from investing activities
Purchase of equipment	(2,978)	(2,467)
Net cash used in investing activities	(2,978)	(2,467)

Cash flows from financing activities
Proceeds from notes payable	-	37,000
Proceeds from sale of common stock	-	160,000
Cash acquired in reverse acquisition	-	3,972
Net cash provided by financing activities	-	200,972

Cash, beginning of period	774,468	25
Net change in cash	(760,533)	7,468
Cash, end of period	$13,935	$7,493

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities
Preferred stock dividends declared	$37,725	$-
Shares issued for dividends payable	$38,724	-
Accounts payable and accrued expenses assumed in reverse merger	$-	$1,105
Related party payable assumed in reverse merger	$-	$75,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

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

NOTE 2 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of May 31, 2019 and August 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2018 financial statements.  The results of operations for the periods ended May 31, 2019 are not necessarily indicative of the operating results for the full year.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $13,935 and $774,468 of cash and cash equivalents as of May 31, 2019 or August 31, 2018. As of August 31, 2018, the Company held cash of $524,468 with one financial institution in excess of the FDIC insured limit of $250,000.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

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

As discussed in Note 9 – Warrants and Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of May 31, 2019 and August 31, 2018. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of May 31, 2019 and August 31, 2018 respectively.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer Equipment	3 years
Vehicle	5 years

 The Company’s property and equipment consisted of the following as of May 31, 2019 and August 31, 2018:

	May 31, 2019	August 31, 2018
Computer Equipment	$2,467	$2,466
Vehicle	2,977	-
Accumulated depreciation	(1,493)	(529)
Net book value	$3,951	$1,937

Depreciation expense for the nine and three months ended May 31, 2019 and August 31, 2018 was $964 and $255, respectively.

Inventories

Inventories consist primarily of raw materials, ready to sell product and packing materials and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company did not have any write downs of inventory during the three or nine months ended May 31, 2019 and May 31, 2018, respectively. Inventory balances were $277,067 and $53,110 as of May 31, 2019 and August 31, 2018, respectively.

Notes Payable

As of May 31, 2019, and August 31, 2018, the Company had two notes payable with a principal balance of $49,500 and $49,500, respectively, owed to two separate noteholders. Each note payable is unsecured with one bearing interest at 5% and the other at 0% respectively. As of May 31, 2019, the Company had an outstanding accrued interest balance of $845, which has been included in the consolidated balance sheets under accounts payable and accrued expenses.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares and warrants to common shares could potentially bring the amount of common shares to a total of, 185,108,701. The preferred conversion and warrants would account for 50,880,000 additional shares along with the 134,000,130 outstanding at May 31, 2019 plus an additional 228,571 that have not been issued yet.  There were no potentially dilutive shares outstanding during the periods ended May 31, 2019 and August 31, 2018 respectively as they would have been anti-dilutive.

Dividends

As discussed in Note 6 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $12,115 and $4,192 of dividends payable at May 31, 2019 and August 31, 2018, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $29,825 and $86,571 during the three and nine months ended May 31, 2019 additionally $3,391 and $52,650 during the three and nine months ended May 31, 2018 respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of subtopic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”) and subtopic 718-20 for awards classified as equity to employees. There was $3,210 and $3,210 of stock-based compensation during the nine and three months ended May 31, 2019. There was $0 and $0 of stock-based compensation during the nine and three months ended May 31, 2018.

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

May 31, 2019

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

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. There were $3,722 and $428 outstanding accounts receivable as of May 31, 2019 and August 31, 2018, respectively.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire a trademark on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. Trademarks are reviewed for impairment loss considerations annually. As of May 31, 2019, and August 31, 2018, the Company had trademarks totaling $2,800 and recorded impairment losses of $0 for the three and nine months ended May 31, 2019. Trademarks amortized over the expected useful lives when issued. Amortization expense from trademarks are included in general and administrative expenses and totaled $0 for the three and nine months ended May 31, 2019.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net losses of $22,457 and $100,712 for the three and nine months ended May 31, 2019. The Company has working capital of $72,621 and an accumulated deficit of $1,131,629 as of May 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash balance is starting to deplete. There is enough available for payment of ongoing operating expenses, but the Company has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

NOTE 5 – RELATED PARTY TRANSACTIONS

There were no related party transactions during the current period.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

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

There were 8,480,000 and 8,480,000 preferred shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock.  During the year ended August 31, 2018, the Company issued a total of 70,000,000 common shares to complete its acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business. There were 133,900,130 common shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively. There were 467,043 shares issued for a dividend payable in the previous quarter. On March 1, 2019, the Company converted accrued interest and preferred dividends totaling $8,884 into 302,586 shares of common stock which has been reflected in the financials. Additionally, the Company converted penalties and preferred dividends totaling $14,471 into 493,001 shares of commons stock which has been reflected in the financials. On January 30, 2019, the Company entered into an agreement whereby it issued a total of 100,000 shares of common stock in exchange for advisory services as of April 5, 2019. See Note 9 for additional information.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the three and nine months ended May 31, 2019 or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open for examination.

GRIDIRON BIONUTRIENTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2019

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%
	-	-

The net deferred tax assets consist of the following:

	May 31,	August 31,
	2019	2018

Deferred tax asset	$237,642	$208,570
Valuation allowance	(237,642)	(208,570)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the nine months ended May 31, 2019 was (29,072).

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

There was a bank account set up during the third quarter of 2019 to work in conjunction with a marketing company in the name of Green Money Enterprises, LLC. The arrangement allowed for merchant services payments to flow to this account and day to day expenses for marketing and consulting services to be accessed and for Green Money Enterprises to access this account per those expenses. In March 2019, the representative from Green Money Enterprises whom had the authority to access the bank account took various withdrawals from the account totaling $19,104. They were not authorized to take this money from the account and have since paid back $6,500 of the original $19,104. The net amount of these is recorded within the general and administrative expenses within the statement of operations. The Company is contemplating legal action against Green Money Enterprises for the money not paid back.

NOTE 9 – WARRANTS AND DERIVATIVE LIABILITY

As discussed in Note 6 – Stockholders’ Equity, the Company issued a total of 8,480,000 warrants to purchase common stock as part of its preferred stock offering. The warrants are exercisable for a period of three years at $0.165 per share. Additionally, the warrant holder is entitled to a cashless exercise after six months from issuance in which the holder is entitled to receive a number of shares equal to: [A] the number of outstanding warrant shares under the original issuance multiplied by [B] the greater of the trailing five day volume weighted average price less [A] the number of outstanding warrant shares under the original issuance multiplied by [C] the exercise price of the warrant under the original issuance divided by [D] the lesser of the arithmetic average of the volume weighted average price during the five trailing trading days or the volume weighted average price for the trading day immediately prior to the cashless exercise election. For clarity, the resulting formula is [(A x B) – (A x C)] / D.

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

May 31, 2019

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

The Company revalued the derivative liability as of May 31, 2019 and recorded a gain of $121,048 on the change in fair value of derivative liabilities for the nine months then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.02, a remaining life of 2.17 years, an exercise price of $0.165, a risk free rate of 1.9% and volatility of 220%.

As of May 31, 2019 and August 31, 2018, the Company had derivative liabilities totaling $149,090 and $537,889, respectively.

The following table summarizes all stock warrant activity for the nine months ended May 31, 2019:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2018	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, May 31, 2019	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at May 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	$8,480,000	$0.165	2.17	8,480,000	$0.165
	8,480,000	$0.165	2.17	8,480,000	$0.165

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through July 16, 2019 and determined there are none to disclose.

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

Results of Operations

Three- and Nine-Month Periods Ended May 31, 2019

We recorded revenues $17,846 for the three months ended May 31, 2019, with the cost of such revenues being $6,514. We recorded revenues of $81,233 for the nine months ended May 31, 2019, with the cost of such revenues being $64,444.

For the three months ended May 31, 2019, we incurred total operating expenses of $154,590 consisting of advertising expenses of $29,825, consulting fees of $26,862, general and administrative expenses of $39,838 professional fees of $54,855 and stock compensation expense of $3,210.

By comparison, for the three months ended May 31, 2018, we incurred total operating expenses of $16,864, consisting of advertising expenses of $3,391, general and administrative expenses of $5,993 and professional fees of $7,480. The increase in operating expenses for the three months ended May 31, 2019, as compared to the three months ended May 31, 2018, was attributable to general increased product development activities of the Company. This included $29,825 of advertising expense and consulting fees of $26,862 for the three months ended May 31, 2019, where the Company had no such expenses for the for the three months ended May 31, 2018.

For the nine months ended May 31, 2019, we incurred total operating expenses of $505,930 consisting of advertising expenses of $86,571, consulting fees of $71,812, general and administrative expenses of $149,085, professional fees of $195,252 and $3,210 of stock compensation expense.

By comparison, for the nine months ended May 31 28, 2018, we incurred total operating expenses of $152,355, consisting of general and administrative expenses of $45,235, professional fees of $36,001, consulting fees of $18,469 and advertising expense of $52,650. The increase in operating expenses for the nine months ended May 31, 2019, as compared to the nine months ended May 31, 2018, was attributable to general increased product development activities of the Company. This included $86,571 of advertising expense and consulting fees of $71,812 for the three months ended May 31, 2019, where the Company had a lot lower expenses for the for the nine months ended May 31, 2018.

For the three months ended May 31, 2019, we had a net loss of $22,457, while for the three months ended May 31, 2018, we incurred a net loss of $18,970. For the nine months ended May 31, 2019, we incurred a net loss of $100,712, while for the nine months ended May 31, 2018, we incurred a net loss of $163,635.

Liquidity and Capital Resources

At May 31, 2019, we had a cash balance of $13,935, and our working capital balance is $72,621 while at May 31, 2018 we had a cash balance of $774,468 and a working capital balance of $171,138. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2019.

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

ITEM 1A. RISK FACTORS.

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

__________

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: July 18, 2019	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

