Form 10-K
period 2019-08-31
GridIron BioNutrients, Inc.
filed 2019-12-17
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

Commission File No. 000-55852

GRIDIRON BIONUTRIENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2701 Northgate Lane., Ste. 1G

Carson City, Nevada 89706

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

At February 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $1,228,814. At December 12, 2019, there were 135,509,220 shares of the Registrant’s common stock, par value $0.001 per share, and 8,480,000 shares of Series A Preferred Stock, par value $0.001 per share, outstanding.

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

From inception until we completed our reverse acquisition of GridIron BioNutrients, our principal business was cloud storage services.

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

Darren Long, the founder of GridIron Ventures, became the Company’s new Chief Executive Officer, Chairman of the board of directors, and Secretary, was then the holder of 35,000,000 shares of common stock of the Company. Timothy Orr, became the Company’s new President, a director of the Company, and the holder of 17,500,000 shares of common stock of the Company. Brian Martinho, became the Company’s new Treasurer, a director, and the holder of 17,500,000 shares of common stock of the Company. The Company’s new officers and sole director, therefore, control an aggregate of 70,000,000, or 57.0%, of the outstanding common stock of the Company, on a fully diluted basis, giving effect to the Share Exchange Agreement.

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

GridIron BioNutrients principal administrative offices are located at 2701 Northgate Lane, Suite 1G, Carson City, Nevada 89706. Our website is www.gridirionbionutrients.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of August 31, 2019.

August 31, 2019
Financial Summary
Cash and Deposits	$18,975
Total Assets	256,414
Total Liabilities	224,053
Total Stockholders’ Equity	$32,361

Primary Business

GridIron BioNutrients is in the business of marketing and selling cannabidiol products line of capsules, oil, ointments, concentrates and water. GridIron BioNutrients is the owner and has right to intellectual property, including trademark, trade names, images, likenesses and other associated intellectual property, such as the name “Gridion BioNutrients”.

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

Gridiron has secured the rights to this proprietary formulation through its CEO, Timothy Orr. (VERBAL AGREEMENT). Timothy Orr provided the formulation in connection with his receipt of 32,500,000 shares of common stock from the Company on October 9, 2017.

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

Cannabis Regulation

Although a number of states of the United States have legalized medical marijuana, recreational marijuana, or both, it remains illegal under United States federal law. Cannabis currently remains a Schedule I drug under the Controlled Substances Act of 1970. Under United States federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, cannabis related practices or activities, including without limitation, the manufacture, importation, possession, use, or distribution of cannabis, remain illegal under United States federal law.

Although federally illegal, the U.S. federal government’s approach to enforcement of such laws has of least until recently trended toward non-enforcement. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices (federal prosecutors). The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal cannabis laws against individuals and businesses that rigorously comply with state regulatory provisions in states with strictly regulated medical or recreational cannabis programs. While not legally binding, and merely prosecutorial guidance, the Cole Memorandum laid a framework for managing the tension between state and federal laws concerning state regulated cannabis businesses.

However, on January 4, 2018 the Cole Memorandum was revoked by Attorney General Jeff Sessions, a long-time opponent of state-regulated medical and recreational cannabis. While this did not create a change in federal law, as the Cole Memorandum was not itself law, the revocation removed the DOJ’s guidance to U.S. Attorneys that state regulated cannabis industries substantively in compliance with the Cole Memorandum’s guidelines should not be a prosecutorial priority. In addition to his revocation of the Cole Memorandum, Attorney General Sessions also issued a one-page memorandum known as the “Sessions Memorandum”. The Sessions Memorandum confirmed the rescission of the Cole Memorandum and explained the rationale of the DOJ in doing so: the Cole Memorandum, according to the Sessions Memorandum, was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the federal government’s limited resources, and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.”

While the Sessions Memorandum emphasizes that cannabis is a Schedule I controlled substance, and reiterates the statutory view that cannabis is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise indicate that the prosecution of cannabis-related offenses is now a DOJ priority. Furthermore, the Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion. Such discretion is firmly in the hands of U.S. Attorneys in deciding whether or not to prosecute cannabis-related offenses. Our outside U.S. counsel continuously monitors all U.S. Attorney comments related to regulated medical and adult-use cannabis laws to assess various risks and enforcement priorities within each jurisdiction. Dozens of U.S. Attorneys across the country have affirmed that their view of federal enforcement priorities has not changed, although a few have displayed greater ambivalence.

On January 15, 2019, U.S. Attorney General nominee William P. Barr intimated a markedly different approach to cannabis regulation than his predecessor during his confirmation hearing before the Senate Judiciary Committee. Mr. Barr stated that his approach to cannabis regulation would be not to upset settled expectations that have arisen as a result of the Cole Memorandum, that it would be inappropriate to upset the current situation as there has been reliance on the Cole Memorandum and that he would not be targeting companies that have relied on the Cole Memorandum and are complying with state laws with respect to the distribution and production of cannabis. While he did not offer support for cannabis legalization, Mr. Barr did emphasize the need for the U.S. Congress to clarify federal laws to address the untenable current situation which has resulted in a backdoor nullification of federal law.

Additionally, under U.S. federal law it may, under certain circumstances, be a violation of federal money laundering statutes for financial institutions to accept any proceeds from cannabis sales or any other Schedule I controlled substances. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to U.S. cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering or conspiracy. Despite these laws, in February 2014, the Financial Crimes Enforcement Network (“FCEN”) of the Treasury Department issued a memorandum (the “FCEN Memorandum”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FCEN Memorandum.

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

Employees

As of the date hereof, we have 2 employees who operate our company. Timothy Orr, our sole officer and director, works full-time on Company operations.

DESCRIPTION OF PROPERTIES

Our executive offices are located at 2701 Northgate Lane, Suite 1G, Carson City, Nevada 89706. Tim Orr holds the lease, which is month-to-month, under his personal name.

We do not own any real estate or other physical properties.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 2701 Northgate Lane, Suite 1G, Carson City, Nevada 89706. We believe that these spaces are adequate for our current needs. Our telephone number is (800) 570-0438.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

November 30, 2019	0.01	0.01
August 31, 2019	0.02	0.01
May 31, 2019	0.04	0.03
February 28, 2019	0.25	0.07
November 30, 2018	0.13	0.05
August 31, 2018	0.30	0.06
May 31, 2018	0.85	0.11
February 28, 2018	5.00	0.25

HOLDERS

As of December 8, 2019, the Company had approximately 135,509,220 shares of common stock issued and outstanding held by approximately 85 holders of record.

During the year ended August 31, 2018, the Company also has issued and outstanding 8,480,000 shares of Series A Preferred Stock, held collectively by two holders of record. Each share of Series A Preferred Stock has a dividend of 5% per annum, has a liquidation preference senior to all other capital stock of the Company, and is convertible at any time, at the election of the holder of the Series A Preferred Stock, into one share of common stock at a conversion price of $0.125 per share, which conversion price is subject to adjustment for a term of two (2) years for stock splits, stock dividends, combinations, or similar events, and has full ratchet anti-dilution protection. Additionally, each holder of Series A Preferred Stock and has voting rights equal to that number of shares of common stock into which such holder’s shares of Series A Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of the common stock. The Company has a right to purchase any outstanding shares of Series A Preferred Stock, with 20 days’ notice, at (i) a 115% premium before 180 days after the closing, and (ii) a 125% premium following the 181st day after closing. The holders of shares of Series A Preferred Stock have a right to participate in 50% of all financings of the Company, except for certain exempt offers and sales, for a period of two (2) years following the closing or if there are no shares of Series A Preferred Stock outstanding.

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

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. The Company's shares of Series A Preferred Stock has a dividend which has been accrued as a dividend payable in the amount of $23,695.

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

None.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $18,975 and $774,468 of cash and cash equivalents as of August 31, 2019 and 2018. As of August 31, 2018, the Company held cash of $524,468 with one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).   The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

 The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2019 and August 31, 2018. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of August 31, 2019 and 2018.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features on the convertible debt, are classified as derivative liabilities due to protection provisions within the agreements. Convertible notes payable are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period. The preferred stock warrants are initially recorded at fair value using the Black Scholes model and subsequently adjusted to fair value at the close of each reporting period. The Company accounts for derivative instruments and debt instruments in accordance with the interpretive guidance of ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

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

Principals of Consolidation

The consolidated financial statements represent the results of Gridiron BioNutrients, Inc, its wholly owned subsidiary, Gridiron Ventures and the assets, processes, and results therefrom. All intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018
Computer Equipment	$2,467	$2,466
Vehicle	2,977	-
Other	3,587	-
Accumulated depreciation	(2,446)	(529)
Net book value	$6,585	$1,937

Depreciation expense for the years ended August 31, 2019 and 2018 was $1,916 and $530, respectively.

Inventories

Inventories consist of raw materials, packing materials, bottled water and concentrates, capsules, gummy products, drops and other items and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. During August 2019, the Company wrote-off $40,136 of expired inventory, The Company did not have any other write downs of inventory during the years ended August 31, 2019 and 2018. Inventory balances were $203,563 and $53,110 as of August 31, 2019 and 2018, respectively.

A summary of the Company’s inventory as of August 31, 2019 and 2018 is as follows:

Type	August 31, 2019	August 31, 2018
Raw Materials	$19,477	$33,010
Packaging Materials	6,558	1,860
Gridrion Water & Concentrates	126,773	10,566
Gridiron Capsules	32,044	1,233
Gummy and Other Products	18,710	6,440

Total Inventory	$203,563	$53,110

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 194,000,000. The preferred conversion and warrants would account for approximately 51,394,000 additional shares, the convertible debt would account for approximately 7,096,900 additions shares and an additional 228,571 that have not been issued yet, along with the 135,280,651 outstanding at August 31, 2019. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses for the years ended August 31, 2019 and 2018.

Dividends

As discussed in Note 5 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $23,695 and $4,192 of dividends payable at August 31, 2019 and August 31, 2018, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $94,443 and $61,812 during the years ended August 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

There was $18,775 and $-0- of stock-based compensation during the years ended August 31, 2019 and 2018, respectively.

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

In November 2016, the FASB issued ASU 2016-18, ”Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. The Company adopted the standard effective September 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in this update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the standard effective September 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. There were $-0- and $428 outstanding accounts receivable as of August 31, 2019 and 2018, respectively.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire five trademarks on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. At August 31, 2019, two of the trademarks for $1,120 were deemed impaired and were written off in the accompanying statement of operations. As of August 31, 2019, and 2018, respectively, the Company had trademarks totaling $1,680 and $2,800, respectively.

RESULTS OF OPERATIONS

For the Fiscal Years Ended August 31, 2019 and 2018

For the year ended August 31, 2019, we generated $79,246 in revenues, and the cost of revenues was $129,337. For the year ended August 31, 2018, we generated $16,771 in revenues, and the cost of revenues was $81,025.

For the year ended August 31, 2019, we incurred operating expenses of $617,896, consisting of advertising expense of $94,443, consulting fees of $69,592, general and administrative expenses of $163,129, professional fees of $270,837, stock compensation expense of $18,775, and impairment expense of $1,120.

For the year ended August 31, 2018, we incurred operating expenses of $371,864, consisting of advertising expense of $61,812, consulting fees of $72,349, general and administrative expenses of $103,881, and professional fees of $133,822.

Expenses increase approximately 66% from August 31, 2018 to August 31, 2019, which was due primarily to an increase of an approximately 53% in advertising expenses, an approximately 53% increase in general and administrative expenses, and an approximately 102% increase in professional fees and.

We incurred net losses of $170,067 and $975,524 for the years ended August 31, 2019 and 2018, respectively. The following table provides selected financial data about our company at August 31, 2019 and 2018.

Balance Sheet Data	August 31, 2019	August 31, 2018
Cash and Cash Equivalents	$18,975	$774,468
Total Assets	$256,414	$862,743
Total Liabilities	$224,053	$686,868
Shareholders’ Equity	$32,361	$175,875

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2019, we had a cash balance of $18,975, total current liabilities of approximately $224,053. Such cash amount of $18,975 is not sufficient to continue our 12-month plan of operation. We will need to raise funds to continue our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

PLAN OF OPERATION

We have only realized nominal revenues from our business. In the next 12 months, we plan to identify business to whom we can license our brand name.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

GRIDIRON BIONUTRIENTS, INC.

Financial Statements

August 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gridiron BioNutrients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gridiron BioNutrients, Inc. (“the Company”) as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2019, respectively, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has an accumulated deficit and net losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
December 17, 2019

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2019	August 31, 2018

ASSETS
Current assets:
Cash	$18,975	$774,468
Accounts receivable	-	428
Inventory	203,563	53,110
Prepaid expenses	25,611	30,000
Total current assets	248,149	858,006

Other assets
Equipment, net of accumulated depreciation of $2,446 and $529, respectively	6,585	1,937
Trademarks	1,680	2,800
Total other assets	8,265	4,737

Total Assets	$256,414	$862,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$84,428	$95,287
Derivative liability	39,381	537,889
Note payable, current portion	49,500	49,500
Note payable, convertible net of discount	27,049	-
Dividends payable	23,695	4,192
Total current liabilities	224,053	686,868

Commitments and contingencies	-	-

Stockholders' equity:
Common stock subscribed	160,000	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
8,480,000 and 8,480,000 issued and outstanding as of
August 31, 2019 and August 31, 2018, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized;
135,280,651 and 132,637,500 shares issued and outstanding as of
August 31, 2019 and August 31, 2018, respectively	135,281	132,638
Additional paid in capital	942,159	867,949
Accumulated deficit	(1,213,559)	(993,192)
Total stockholders' equity	32,361	175,875

Total Liabilities and Stockholders' equity	$256,414	$862,743

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31, 2019	August 31, 2018

Revenue	$79,246	$16,771
Cost of Revenue	129,337	81,025

Gross margin	(50,091)	(64,254)

Operating expenses:
Advertising	94,443	61,812
Consulting fees	69,592	72,349
General and administrative	163,129	103,881
Professional fees	270,837	133,822
Stock compensation expense	18,775	-
Impairment Expense	1,120	-
Total operating expenses	617,896	371,864

Net operating income (loss)	(667,987)	(436,118)

Other (income) expense:
Interest expense	587	1,517
Gain on change in fair value of derivative liability for preferred warrants and convertible note	(521,784)	(136,123)
Debt/Equity issuance costs	23,277	674,012
Total Other income (expense)	(497,920)	539,406

Loss before provision for taxes	(170,067)	(975,524)

Provision for income taxes	-	-

Net income (loss)	$(170,067)	$(975,524)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	134,300,278	125,158,048

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at August 31, 2017	-	$-	62,637,500	$62,638	$(62,438)	$-	$(13,476)	$(13,276)

Issuance of common stock for reverse merger	-	-	70,000,000	70,000	(143,040)	-		(73,040)
Common stock subscribed for cash	-	-	-	-	-	160,000		160,000
Forgiveness of related party payable	-	-	-	-	75,907	-		75,907
Issuance of preferred stock for cash	8,480,000	8,480	-	-	997,520	-		1,006,000
Dividends on preferred stock accrued	-	-	-	-	-	-	(4,192)	(4,192)
Net loss, period ended August 31, 2018	-	-	-	-	-	-	(975,524)	(975,524)

Balance at August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Dividends on preferred stock accrued	-	-	-	-	-	-	(50,300)	(50,300)
Stock compensation issued	-	-	450,000	450	18,325	-	-	18,775
Conversion of stock from dividends payable	-	-	2,193,151	2,193	55,885	-	-	58,078
Net loss, period ended August 31, 2019	-	-	-	-	-	-	(170,067)	(170,067)

Balance at August 31, 2019	8,480,000	$8,480	135,280,651	$135,281	$942,159	$160,000	$(1,213,559)	$32,361

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
Statements of Cash Flow

	For the Years Ended
	August 31, 2019	August 31, 2018

Cash flows from operating activities:
Net income (loss)	$(170,067)	$(975,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,916	530
Debt/stock based issue costs	23,276	674,012
Gain on change in fair value of derivative liability	(521,784)	(136,123)
Penalties assessed on unpaid dividends	27,281	-
Stock based compensation	18,775	-
Debt discount interest	49	-
Impairment expense	1,120	-
Changes in operating assets and liabilities:
Accounts receivable	428	(428)
Inventory	(150,453)	(53,110)
Prepaid expenses	4,389	(30,000)
Accounts payable and accrued expenses	(10,859)	94,182
Related party payable	-	(16,101)
Net cash used in operating activities	(775,929)	(442,562)

Cash flows from investing activities:
Purchase of equipment	(6,564)	(2,467)
Net cash used in investing activities	(6,564)	(2,467)

Cash flows from financing activities
Proceeds from notes payable	-	49,500
Proceeds from convertible notes payable	27,000	-
Proceeds from common stock subscriptions	-	160,000
Proceeds from the sale of preferred stock and warrants	-	1,006,000
Cash contributed in merger	-	3,972
Net cash provided by financing activities	27,000	1,219,472

Net increase (decrease) in cash	(755,493)	774,443
Cash - beginning of the year	774,468	25
Cash - end of the year	$18,975	$774,468

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$50,300	$4,192
Discount on convertible note payable	$3,000	$-
Accounts payable and accrued expenses assumed in reverse merger	$-	$1,105
Forgiveness of related party payable	$-	$75,907
Common shares issued in reverse merger at par value	$-	$75,907
Trademark costs paid by related party	$-	$70,000

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements

August 31, 2019

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $18,975 and $774,468 of cash and cash equivalents as of August 31, 2019 and 2018. As of August 31, 2018, the Company held cash of $524,468 with one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).   The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

 The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2019 and August 31, 2018. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of August 31, 2019 and 2018.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features on the convertible debt, are classified as derivative liabilities due to protection provisions within the agreements. Convertible notes payable are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period. The preferred stock warrants are initially recorded at fair value using the Black Scholes model and subsequently adjusted to fair value at the close of each reporting period. The Company accounts for derivative instruments and debt instruments in accordance with the interpretive guidance of ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

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

Principals of Consolidation

The consolidated financial statements represent the results of Gridiron BioNutrients, Inc, its wholly owned subsidiary, Gridiron Ventures and the assets, processes, and results therefrom. All intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018
Computer Equipment	$2,467	$2,466
Vehicle	2,977	-
Other	3,587	-
Accumulated depreciation	(2,446)	(529)
Net book value	$6,585	$1,937

Depreciation expense for the years ended August 31, 2019 and 2018 was $1,916 and $530, respectively.

Inventories

Inventories consist of raw materials, packing materials, bottled water and concentrates, capsules, gummy products, drops and other items and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. During August 2019, the Company wrote-off $40,136 of expired inventory, The Company did not have any other write downs of inventory during the years ended August 31, 2019 and 2018. Inventory balances were $203,563 and $53,110 as of August 31, 2019 and 2018, respectively.

A summary of the Company’s inventory as of August 31, 2019 and 2018 is as follows:

Type	August 31, 2019	August 31, 2018
Raw Materials	$19,477	$33,010
Packaging Materials	6,558	1,860
Gridrion Water & Concentrates	126,773	10,566
Gridiron Capsules	32,044	1,233
Gummy and Other Products	18,710	6,440

Total Inventory	$203,563	$53,110

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 194,000,000. The preferred conversion and warrants would account for approximately 51,394,000 additional shares, the convertible debt would account for approximately 7,096,900 additions shares and an additional 228,571 that have not been issued yet, along with the 135,280,651 outstanding at August 31, 2019. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses for the years ended August 31, 2019 and 2018.

Dividends

As discussed in Note 5 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $23,695 and $4,192 of dividends payable at August 31, 2019 and August 31, 2018, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $94,443 and $61,812 during the years ended August 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

There was $18,775 and $-0- of stock-based compensation during the years ended August 31, 2019 and 2018, respectively.

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

In November 2016, the FASB issued ASU 2016-18, ”Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. The Company adopted the standard effective September 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in this update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the standard effective September 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. There were $-0- and $428 outstanding accounts receivable as of August 31, 2019 and 2018, respectively.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire five trademarks on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. At August 31, 2019, two of the trademarks for $1,120 were deemed impaired and were written off in the accompanying statement of operations. As of August 31, 2019, and 2018, respectively, the Company had trademarks totaling $1,680 and $2,800, respectively.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $170,067 for the year ended August 31, 2019. The Company has working capital deficit of $24,096 and an accumulated deficit of $1,213,559 as of August 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations, and execution of its business plan. In response to these concerns, management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times. There can be no assurance that management’s plan will be successful.

NOTE 4 – NOTES PAYABLES

Short-Term Notes Payable

As of August 31, 2019, and 2018, the Company had two notes payable with a principal balance of $49,500, owed to two separate noteholders. Each note payable is unsecured with one bearing interest at 5% and the other at 0% respectively. The Company had an outstanding accrued interest balance of $1,014 and $475 as of August 31, 2019 and 2018, respectively, which has been included in the consolidated balance sheets under accounts payable and accrued expenses.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $30,033 at August 31, 2019. At August 31, 2019, the outstanding principle balances, net of original issue debt discount of $2,951 was $27,049.

The conversion features meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense). See Note 9 - Derivative Liability, for a further discussion.

The Company recorded interest expense on the original issue debt discount of $49 for the year ended August 31, 2019, in the accompanying consolidated statements of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at August 31, 2019 and 2018, the Company owed $38,449 and -0-, respectively to its President and Director. The balance due is recorded in accounts payable in the accompanying consolidated balance sheets.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 16, 2018, the Board of Directors and one (1) stockholder adopted and approved a resolution to affect an amendment to our Articles of Incorporation to authorize the creation of 5,000,000 shares, designated as our Preferred Stock. On July 16, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation creating 5,000,000 shares of preferred stock.

On July 30, 2018, the Board of Directors of the Company authorized the designation of 9,000,000 shares of Series A Preferred Stock. On July 31, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, creating 9,000,000 shares of Series A Preferred Stock.

On August 1, 2018, the Board of Directors and one (1) stockholder adopted and approved a resolution to affect an amendment to our Articles of Incorporation to authorize the creation of 25,000,000 shares, designated as our Preferred Stock. On August 1, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation creating 25,000,000 shares of preferred stock.

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

There were 8,480,000 preferred shares issued and outstanding as of August 31, 2019 and 2018.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock.

During the year ended August 31, 2018, the Company issued a total of 70,000,000 restricted shares of the Company’s common stock to complete its acquisition and reverse merger as discussed in Note 1 – Organization and Description of Business.

On January 30, 2019, the Company entered into a consulting agreement whereby it issued a total of 100,000 restricted shares of the Company’s common stock in exchange for advisory services. The shares were issued on April 5, 2019 and valued at $.0321 per share or $3,210.

On February 7, 2019, the Company entered into a consulting agreement whereby it issued a total of 125,000 restricted shares of the Company’s common stock in exchange for business development services. The shares were issued on April 5, 2019 and valued at $.0458 per share or $5,725.

On February 7, 2019, the Company entered into a consulting agreement whereby it issued a total of 75,000 restricted shares of the Company’s common stock in exchange for business development services. The shares were issued on April 5, 2019 and valued at $.0458 per share or $3,435.

On February 14, 2019, the Company converted accrued interest and preferred dividends penalty totaling $15,370 or $.0337 into 467,043 restricted shares of Company’s common stock.

On February 27, 2019, the Company converted accrued interest and preferred dividends penalty totaling $8,884 or $.0294 into 302,586 restricted shares of Company’s common stock.

On March 1, 2019, the Company converted accrued interest and preferred dividends penalty totaling $14,470 or $.0294 into 493,001 restricted shares of Company’s common stock.

On March 11, 2019, the Company converted accrued interest and preferred dividends penalty totaling $19,355 or $.0208 into 930,521 restricted shares of Company’s common stock.

On March 11, 2019, the Company entered into a consulting agreement whereby it issued a total of 150,000 restricted shares of the Company’s common stock in exchange for advisory services. The shares were issued on April 5, 2019 and valued at $.0427 per share or $6,405.

There were 135,280,651 and 132,637,500 common shares issued and outstanding as of August 31, 2019 and 2018, respectively.

Common Stock Subscribed

During the year ended August 31, 2018, the Company accepted four separate common stock subscriptions representing a total of 228,571 common shares for total cash proceeds of $160,000. As of August 31, 2019, the shares have not been issued to the investor.

NOTE 7 – INCOME TAXES

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended August 31, 2019 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21%)	(21%)
	-	-

The net deferred tax assets consist of the following:

	August 31, 2019	August 31, 2018
Deferred tax asset	$254,847	$208,570
Valuation allowance	(254,847)	(208,570)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended August 31, 2019 was an increase of $46,277.

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

There was a bank account set up during the third quarter of 2019 to work in conjunction with a marketing company in the name of Green Money Enterprises, LLC. The arrangement allowed for merchant services payments to flow to this account and day to day expenses for marketing and consulting services to be accessed and for Green Money Enterprises to access this account per those expenses. In March 2019, the representative from Green Money Enterprises whom had the authority to access the bank account took various withdrawals from the account totaling $19,104. They were not authorized to take this money from the account and have since paid back $6,500 of the original $19,104. The net amount of these is recorded within the general and administrative expenses in the accompanying consolidated statement of operations. The Company is contemplating legal action against Green Money Enterprises for the money not paid back.

NOTE 9 – DERIVATIVE LIABILITY

Preferred Stock Warrants

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

Upon issuance, the Company valued the derivative using a Black-Scholes model yielding a total value of $674,012 which was expensed during the year ended August 31, 2018. The Company used the following assumptions upon initial measurement: value per common share of $0.09, a remaining life of 3.0 years, an exercise price of $0.165, a risk-free rate of 2.77% and volatility of 195%.

The Company revalued the derivative liability as of August 31, 2019 and recorded a gain of $504,898 on the change in fair value of derivative liabilities for the year then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0062, a remaining life of 1.92 years, an exercise price of $0.165, a risk-free rate of 1.5% and volatility of 236%.

The following table summarizes all stock warrant activity for the twelve months ended August 31, 2019:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2018	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, August 31, 2019	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at August 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	$8,480,000	$0.165	1.92	8,480,000	$0.165
	8,480,000	$0.165	1.92	8,480,000	$0.165

Convertible Notes Payable

As discussed in Note 5 – Notes Payable, on August 27, 2019, the Company signed a $30,000 convertible promissory note with an investor. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company.

The Company analyzed the conversion feature and determine it meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $50,277 which was expensed during the year ended August 31, 2019. The Company used the following assumptions upon initial measurement: value per common share of $0.0089, a remaining life of 6 months, an exercise price of $0.00423, a risk-free rate of 1.98% and volatility of 287%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The original issue discount aggregated $27,000, and was recorded as derivative liability in the accompanying consolidated balance sheet.

The Company revalued the derivative liability as of August 31, 2019 and recorded a gain of $16,886 on the change in fair value of derivative liabilities for the year then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0062, a remaining life of 6 months, an exercise price of $0.00423, a risk-free rate of 1.99% and volatility of 297%.

Derivative Liability Summary

As of August 31, 2019 and 2018, respectively, the Company had derivative liabilities totaling $39,381 and $537,889, respectively, in the accompanying consolidated balance sheet, and gain on change in fair value of the derivative liability of $521,784 and $136,123, respectively, in the accompanying consolidated statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

On or about September 4, 2019, the Company signed an initial letter of intent with NanoPeak Performances, LLC with a subsequent addendum for the sale of the majority of its existing inventory as well as the exclusive license to Gridiron intellectual property.  As of December 13, 2019, the two parties are still negotiating the terms of the contemplated transaction.

On, November 19, 2019, the Company issued 228,571 restricted shares of the Company’s common stock for the four separate common stock subscriptions granted during the year ended August 31, 2018. The stock subscriptions represented total cash proceeds of $160,000, which funded in the year ended December 31, 2018.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock equal to the lower of 5% per share or 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on May 25, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after issuance. If the Company defaults on the note, the payment premium increases to 140% of the principal and interest outstanding.

In November 2019, the Company made a strategic decision to expand into the oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with a grower to purchase 10,000 pounds of industrial hemp (biomass) and plans on processing the biomass into crude within the next 60 days. The Company anticipates a third party provider will process the biomass and generate 400 liters of crude with minimum 60% total cannabinoids (CBD). The estimated contract price is $100,000.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000.

The Company has evaluated all events occurring subsequently to these financial statements through December 17, 2019 and determined there were no other items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, consisting solely of our President, who is our principal executive officer and principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2019.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2019, management, consisting solely of our President, who is our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is our principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Timothy Orr	48	President, Secretary, Treasurer and director

Timothy Orr

President, Secretary, Treasurer and director

Timothy Orr, age 48, has served as our President and a director since October 9, 2017. He has also served as Secretary and Treasurer since February 28, 2018. Mr. Orr has over 20 years of legal, business and public and private company experience. Mr. Orr’s law practice focuses on business formation and financing tailored to small and medium size companies. Mr. Orr has acted as outside counsel for publicly traded companies as well as private companies seeking equity financing for the expansion of their business. Additionally, since 2004, Mr. Orr has owned and operated Jameson Capital, LLC, a business development consulting services company. In 1994, Mr. Orr obtained a BA in Biology from Whitworth University, and in 1998, he obtained a JD from Gonzaga School of Law. Mr. Orr’s background as a lawyer and desire to participate in the management of GridIron BioNutrients, Inc. led to our conclusion that he should serve as a director in light of our business and structure.

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

FAMILY RELATIONSHIPS

No family relationships exist between Timothy Orr, our President, Secretary, Treasurer and a director and any other person who is an affiliate of the Company.

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

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2019, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Darren Long (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Timothy Orr (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	99,600	99,600
	2018	-0-	-0-	-0-	-0-	-0-	-0-	8,300	8,300

Brian Martinho (3)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)

Appointed Chief Executive Officer, Secretary and Chairman of the Board of Directors, on October 9, 2017. Resigned as Chief Executive Officer, Secretary and Chairman of the Board of Directors, on February 27, 2018.

(2)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.
(3)	Appointed Treasurer and director on October 9, 2017. Resigned as Treasurer and director on February 27, 2018.

Except as disclosed in the Summary Compensation Table above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended August 31, 2019, and through the date of filing of this Annual Report on Form 10-K

Option Grants

The following table sets forth stock option grants and compensation for the fiscal year ended August 31, 2019, and as the date of filing of this Annual Report on Form 10-K:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy Orr (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

____________

(1)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2019 and through the date of filing of this Annual Report on Form 10-K.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2019 and through the date of filing of this Annual Report on Form 10-K.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2019, and through the date of filing of this Annual Report on Form 10-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2019, and as the date of filing of this Annual Report on Form 10-K:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Timothy Orr (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.

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

The percentages below are calculated based on 135,509,220 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Timothy Orr (3)	26,527,500	19.5%
Common Stock	Grays Peak LLC (4)	77,872,500	64.4%
All directors and executive officers as a group (1 person)		26,527,500	15.0%

___________

(1)	The percentages below are based on 135,509,220 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o GridIron BioNutrients, 1119 West 1st Ave., Ste. G, Spokane, Washington 99021.
(3)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.
(4)	Voting and/or dispositive control held by Scott Stevens.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended August 31, 2019 and 2018, we paid Timothy Orr, our sole director and officer, $99,600 and 8,300, respectively. During the years ended August 31, 2019 and 2018, we owed Mr. Orr, $38,449 and $0, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2019 and 2018, the total fees charged to the company for audit services, including quarterly reviews were $28,870 and $23,646, and total fees charged for tax services and other services were $0 and $0, respectively.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: December 17, 2019	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary, Treasurer and director (principal executive officer, principal accounting officer and principal financial officer)

