Form 10-Q
period 2019-11-30
GridIron BioNutrients, Inc.
filed 2020-01-21
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 17, 2020, there were 135,509,220 shares of common stock outstanding; 8,480,000 shares of Series A Preferred Stock outstanding and convertible at any time into 8,480,000 shares of common stock at a conversion price of $0.125 per share; and two warrants outstanding and exercisable at any time to purchase an aggregate of 8,480,000 shares of common stock at an exercise price of $0.165 per share.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2019	August 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$41,446	$18,975
Accounts receivable	299	-
Inventory	299,695	203,563
Prepaid expenses	20,776	25,611
Total current assets	362,216	248,149

Other assets
Equipment, net of accumulated depreciation of $3,099 and $2,446, respectively	5,932	6,585
Trademarks	1,680	1,680
Total other assets	7,612	8,265

Total Assets	$369,828	$256,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$73,046	$45,979
Related party payable	56,963	38,449
Derivative liability	249,178	39,381
Note payable, current portion	49,500	49,500
Note payable, convertible net of discount	154,934	27,049
Dividends payable	36,270	23,695
Total current liabilities	619,891	224,053

Commitments and contingencies	-	-

Stockholders' equity:
Common stock subscribed	-	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 8,480,000 and 8,480,000 issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized; 135,509,220 and 135,280,651 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	135,510	135,281
Additional paid in capital	1,101,930	942,159
Accumulated deficit	(1,495,983)	(1,213,559)
Total stockholders' equity	(250,063)	32,361

Total Liabilities and Stockholders' equity	$369,828	$256,414

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30, 2019	November 30, 2018

Revenue	$633	$1,128
Cost of Revenue	3,434	30,063

Gross margin	(2,801)	(28,935)

Operating expenses:
Advertising	1,371	393
Consulting fees	-	21,500
General and administrative	17,821	67,558
Professional fees	35,109	73,212
Total operating expenses	54,301	162,663

Net operating income (loss)	(57,102)	(191,598)

Other (income) expense:
Interest expense	2,950	123
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	146,227	(100,313)
Interest accretion	16,962	-
Debt/Equity issuance costs on convertible notes payable	46,608	-
Total Other (income) expense	212,747	(100,190)

Loss before provision for taxes	(269,849)	(91,408)

Provision for income taxes	-	-

Net income (loss)	$(269,849)	$(91,408)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	135,308,280	132,637,500

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

								Total
					Additional	Common		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Stock to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Three Months Ended November 30, 2018
Balance at August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2018	-	-	-	-	-	-	(91,408)	(91,408)
Balance at November 30, 2018 (Unaudited)	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(1,097,175)	$71,892

Three Months Ended November 30, 2019
Balance at August 31, 2019	8,480,000	$8,480	135,280,651	$135,281	$942,159	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	228,569	229	159,771	(160,000)	-	-
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2019	-	-	-	-	-	-	(269,849)	(269,849)

Balance at November 30, 2019 (Unaudited)	8,480,000	$8,480	135,509,220	$135,510	$1,101,930	$-	$(1,495,983)	$(250,063)

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	November 30, 2019	November 30, 2018
Cash flows from operating activities:
Net income (loss)	$(269,849)	$(91,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	653	255
Debt/stock based issue costs	46,608	-
(Gain) Loss on change in fair value of derivative liability and interest accretion	163,189	(100,313)
Amortization of convertible debt discounts	1,885	-
Changes in operating assets and liabilities:
Accounts receivable	(299)	-
Inventory	(96,132)	(265,382)
Prepaid expenses	4,835	-
Accounts payable and accrued expenses	27,067	(68,021)
Related party payable	18,514	-
Net cash used in operating activities	(103,529)	(524,869)

Cash flows from investing activities:
Purchase of equipment	-	(2,977)
Net cash used in investing activities	-	(2,977)

Cash flows from financing activities
Proceeds from convertible notes payable	126,000	-
Net cash provided by financing activities	126,000	-

Net increase (decrease) in cash	22,471	(527,846)
Cash - beginning of the year	18,975	774,468
Cash - end of the period	$41,446	$246,622

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$12,575	$12,575
Discount on convertible note payable	$14,000	$-
Issuance of common stock from shares to be issued	$160,000	$-

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements (Unaudited)

November 30, 2019

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

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $41,446 and $18,975 of cash as of November 30, 2019 and August 31, 2019, respectively.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of November 30, 2019 and August 31, 2019. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of November 30, 2019 and August 31, 2019.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of November 30, 2019 and August 31, 2019:

	November 30, 2019	August 31, 2019
Computer Equipment	$2,467	$2,467
Vehicle	2,977	2,977
Other	3,587	3,587
Accumulated depreciation	(3,099)	(2,446)
Net book value	$5,932	$6,585

Depreciation expense for the three months ended November 30, 2019 and 2018 was $653 and $255, respectively.

Inventories

Inventories consist of raw materials, packing materials, bottled water and concentrates, capsules, gummy products, drops and other items and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. In addition, the Company has $100,000 prepaid industrial hemp (biomass) raw material in inventory at November 30, 2019. The biomass is being processed at a third party. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. During three months ended November 30, 2019, the Company wrote-off $1,882 of obsolete inventory. The Company did not have any other write downs of inventory during the three months ended November 30, 2019 and 2018.

A summary of the Company’s inventory as of November 30, 2019 and August 31, 2019 is as follows:

Type	November 30, 2019	August 31, 2019
Raw Materials	$119,477	$19,477
Packaging Materials	5,091	6,558
Gridiron Water & Concentrates	126,104	126,773
Gridiron Capsules	31,870	32,044
Gummy and Other Products	17,153	18,711

Total Inventory	$299,695	$203,563

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 242,118,000, which would exceed the authorized shares by approximately 42,118,000 shares. Due to existing restrictions limiting the holder of a convertible note to receive, upon conversion, shares of common stock which will not exceed 4.9% of our issued and outstanding common stock, there is no imminent requirement that the number of our authorized capital stock be increased. At an appropriate time, the Company envisions seeking shareholder approval of an increase in the Company’s authorized capitalization to some greater number of authorized shares, but the Company cannot provide any assurance that the Company will be able to obtain the necessary shareholder approval. If the Company fails to obtain shareholder approval for the increase in authorized capitalization, the Company may be in default under the terms of the preferred conversion and warrants and convertible promissory notes payable.

The preferred conversion and warrants would account for approximately 51,394,000 additional shares, the convertible debt would account for approximately 55,215,000 additional shares along with the 135,509,220 outstanding at November 30, 2019. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses for the three months ended November 30, 2019 and 2018.

Dividends

As discussed in Note 6 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $36,270 and $23,695 of dividends payable at November 30, 2019 and August 31, 2019, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $1,371 and $393 during the three months ended November 30, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

There was $-0- of stock-based compensation during the three months ended November 30, 2019 and 2018.

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

In June 2016, the FASB issued ASU 2016-13, ”Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company has adopted 2016-13 and determined there was no material impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840,”Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Although the standard initially required the modified retrospective approach for adoption, in July 2018, the FASB issued ASU 2018-18, allowing companies to initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted 2016-02 and determined there was no material impact on the financial statements.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has adopted 2018-02 and determined there was no material impact on the financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $299 and $-0- outstanding accounts receivable as of November 30, 2019 and August 31, 2019, respectively.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire five trademarks on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. At August 31, 2019, two of the trademarks for $1,120 were deemed impaired and were written off. As of November 30, 2019, and August 31, 2019, the Company had trademarks totaling $1,680.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $269,849 for the three months ended November 30, 2019. The Company has working capital deficit of $257,675 and an accumulated deficit of $1,495,983 as of November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES PAYABLES

Short-Term Notes Payable

As of November 30, 2019, and August 31, 2019, the Company had two notes payable with a principal balance of $49,500, owed to two separate noteholders. Each note payable is unsecured with one bearing interest at 5% and the other at 0%, respectively. The Company had an outstanding accrued interest balance of $2,079 and $1,014 as of November 30, 2019 and August 31, 2019, respectively, which has been included in the consolidated balance sheets.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $30,781 and $30,033 at November 30, 2019 and August 31, 2019, respectively.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $140,192 at November 30, 2019.

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

At November 30, 2019 and August 31, 2019, the outstanding principle balances of the convertible notes payable, net of original issue debt was $154,934 and $27,049, respectively. The Company recorded interest expense on the original issue debt discount of $1,885 and $-0- for the three months ended November 30, 2019 and 2018, respectively, in the accompanying consolidated statements of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at November 30, 2019 and August 31, 2019, the Company owed $56,963 and $38,449, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

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

There were 8,480,000 preferred shares issued and outstanding as of November 30, 2019 and 2018.

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

On, November 19, 2019, the Company issued 228,571 restricted shares of the Company’s common stock for the four separate common stock subscriptions granted during the year ended August 31, 2018. The stock subscriptions represented total cash proceeds of $160,000, which funded in the year ended August 31, 2018.

There were 135,509,220 and 135,280,651common shares issued and outstanding as of November 30, 2019 and 2018, respectively.

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

There was a bank account set up during the third quarter of 2019 to work in conjunction with a marketing company in the name of Green Money Enterprises, LLC. The arrangement allowed for merchant services payments to flow to this account and day to day expenses for marketing and consulting services to be accessed and for Green Money Enterprises to access this account per those expenses. In March 2019, the representative from Green Money Enterprises whom had the authority to access the bank account took various withdrawals from the account totaling $19,104. They were not authorized to take this money from the account and have since paid back $6,500 of the original $19,104. The net amount of these were recorded within the general and administrative expenses in the accompanying consolidated statement of operations. The Company is contemplating legal action against Green Money Enterprises for the money not paid back.

NOTE 8 – DERIVATIVE LIABILITY

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

The Company revalued the derivative liability as of November 30, 2019 and recorded a loss of $9,637 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon the measurement: value per common share of $0.0079, a remaining life of 1.67 years, an exercise price of $0.165, a risk-free rate of 1.67% and volatility of 249%.

The following table summarizes all stock warrant activity for the twelve months ended November 30, 2019:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2019	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, November 30, 2019	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at November 30, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	$8,480,000	$0.165	1.67	8,480,000	$0.165

Convertible Notes Payable

As discussed in Note 4 – Notes Payable, on August 27, 2019, the Company signed a $30,000 convertible promissory note with an investor. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $50,277 which was recorded as a derivative liability during the year ended August 31, 2019. The Company used the following assumptions upon initial measurement: value per common share of $0.0089, a remaining life of 6 months, an exercise price of $0.00423, a risk-free rate of 1.98% and volatility of 287%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $3,000 and a derivative discount of $27,000 which aggregated a total discount of $30,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $23,277 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of November 30, 2019 and recorded a loss of $11,261 on the change in fair value of derivative liabilities for the year then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0079, a remaining life of 3 months, an exercise price of $.00359, a risk-free rate of 1.59% and volatility of 242%.

In addition, on November 25, 2019, the Company signed a $140,000 convertible promissory note with an investor. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $172,608 which was recorded as a derivative liability during the three months ended November 30, 2019. The Company used the following assumptions upon initial measurement: value per common share of $0.0050, a remaining life of 6 months, an exercise price of $0.00303, a risk-free rate of 1.61% and volatility of 275%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $14,000 and a derivative discount of $126,000 which aggregated a total discount of $140,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $46,608 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of November 30, 2019 and recorded a loss of $125,329 on the change in fair value of derivative liabilities for the year then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0079, a remaining life of 6 months, an exercise price of $0.00301, a risk-free rate of 1.63% and volatility of 278%.

Derivative Liability Summary

As of November 30, 2019 and August 31, 2019, respectively, the Company had derivative liabilities totaling $249,178 and $39,381, respectively, in the accompanying consolidated balance sheet, and gain (loss) on change in fair value of the derivative liability of ($146,227) and $100,313, respectively, in the accompanying consolidated statement of operations. In addition, during the three months ended November 30, 2019 and 2018, respectively, the Company amortized $16,962 and $-0- to interest accretion in the accompanying consolidated statement of operations for the two derivative convertible notes payable.

NOTE 9 – MATERIAL CONTRACTS

On or about September 4, 2019, the Company signed an initial non-binding letter of intent with NanoPeak Performances, LLC with a subsequent addendum for the sale of the majority of its existing inventory as well as the exclusive license to Gridiron intellectual property and other intangible assets. As of January 17, 2020, the two parties are still negotiating the terms of the contemplated transaction. During October 2019, NanoPeak Performances paid a $25,000 non-refundable deposit on the transaction. The Company recorded the deposit in accrued expenses in accompanying consolidated balance sheet.

In November 2019, the Company made a strategic decision to expand into the cannabinoids (CBD) oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with a grower to purchase 10,000 pounds of industrial hemp (biomass) and plans on processing the biomass into crude within the next 60 days. The Company anticipates a third-party provider will process the biomass and generate 400 liters of crude with minimum 60% total CBD. During November 2019, the Company paid $100,000 to the supplier and recorded the purchase in inventory in the accompanying consolidated balance sheet.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through January 17, 2020 and determined there were no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of GridIron BioNutrients, Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2019 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55852; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 17, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on July 31, 2014 and established a fiscal year end of August 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. Minimal revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

SIGNIFICANT ACCOUNTING POLICES

Please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

PLAN OF OPERATION

We have not yet generated or realized meaningful revenues from our business. In the next 12 months, we plan to identify business to whom we can license our brand name and sell our products.

Results of Operations

Three-Month Periods Ended November 30, 2019 and 2018

We recorded revenues $633 for the three months ended November 30, 2019, with the cost of such revenues being $3,434. We recorded revenues of $1,128 for the three months ended November 30, 2018, with the cost of such revenues being $30,063.

For the three months ended November 30, 2019, we incurred total operating expenses of $54,301, consisting of advertising expenses of $1,371, general and administrative expenses of $17,821, and professional fees of $35,109.

By comparison, for the three months ended November 30, 2018, we incurred total operating expenses of $162,663, consisting of advertising expenses of $393, consulting fees of $21,500, general and administrative expenses of $67,558, and professional fees of $73,212.

The decrease in operating expenses for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, was primarily attributable to $49,373, or 73.6%, reduction in general and administrative costs, and a $38,103, or 52%, reduction in professional fees, and a $21,500, or 100%, reduction in consulting fees.

For the three months ended November 30, 2019, we had a net loss of $269,849, while for the three months ended November 30, 2018, we incurred a net loss of $91,408.

Liquidity and Capital Resources

At November 30, 2019, we had a cash balance of $41,446, and our working capital balance was $(257,675). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

For the three months ended November 30, 2019, we had net cash used in operating activities of $103,529. Net cash of $126,000 was provided by financing activities for the three months ended November 30, 2019 from a third-party convertible notes payable.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2019.

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

____________

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: January 21, 2020	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

