Form 10-Q
period 2020-02-29
GridIron BioNutrients, Inc.
filed 2020-04-20
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

GRIDIRON BIONUTRIENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6991 East Camelback Rd., Suite D-300

Scottsdale, Arizona 85251

(Address of principal executive offices, zip code)

(800) 570-0438

(Registrant’s telephone number, including area code)

2701 Northgate Lane., Ste. 1G

Carson City, Nevada 89706

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

As of April 16, 2020, there were 57,636,720 shares of common stock outstanding; 8,480,000 shares of Series A Preferred Stock outstanding and convertible at any time into 8,480,000 shares of common stock at a conversion price of $0.125 per share; and two warrants outstanding and exercisable at any time to purchase an aggregate of 8,480,000 shares of common stock at an exercise price of $0.165 per share.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 29, 2020

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Consolidated Balance sheets at February 29, 2020 (Unaudited) and August 31, 2019.	4

	Consolidated Statements of Operations for the three and six months ended February 29, 2020 and February 28, 2019 (Unaudited).	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and six months ended February 29, 2020 and 2018 (Unaudited) and year ended August 31, 2019.	6

	Consolidated Statements of Cash Flow for the six months ended February 29, 2020 and February 28, 2019 (Unaudited).	7

	Notes to Consolidated Financial Statements (Unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II. Other Information

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

Signatures		28

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	February 29, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$43,286	$18,975
Inventory	461,766	203,563
Prepaid expenses	20,460	25,611
Notes receivable, net of discount	100,000	-
Total current assets	625,512	248,149

Other assets
Equipment, net of accumulated depreciation of $3,752 and $2,446, respectively	5,279	6,585
Trademarks	1,680	1,680
Total other assets	6,959	8,265

Total Assets	$632,471	$256,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$50,851	$45,979
Related party payable	66,963	38,449
Derivative liability	1,755,137	39,381
Note payable, current portion	10,000	49,500
Note payable, convertible net of discount	672,948	27,049
Dividends payable	48,845	23,695
Total current liabilities	2,604,744	224,053

Commitments and contingencies	-	-

Stockholders' equity:
Common stock subscribed	-	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
8,480,000 and 8,480,000 issued and outstanding as of
February 29, 2020 and August 31, 2019, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized;
57,636,720 and 135,280,651 shares issued and outstanding as of
February 29, 2020 and August 31, 2019, respectively	57,637	135,281
Additional paid in capital	1,099,803	942,159
Accumulated deficit	(3,138,193)	(1,213,559)
Total stockholders' equity	(1,972,273)	32,361

Total Liabilities and Stockholders' equity	$632,471	$256,414

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue	$-	$62,259	$633	$63,387
Cost of Revenue	60,118	27,867	63,551	57,930

Gross margin	(60,118)	34,392	(62,918)	5,457

Operating expenses:
Advertising	466	$56,746	$1,837	56,746
Consulting fees	18,375	44,950	18,375	44,950
General and administrative	27,268	19,796	45,090	109,247
Professional fees	1,943	67,185	37,052	140,397
Total operating expenses	48,052	188,677	102,354	351,340

Net operating income (loss)	(108,170)	(154,285)	(165,272)	(345,883)

Other (income) expense:
Interest expense	40,506	-	43,456	123
Impairment income	(25,000)	-	(25,000)	-
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	909,090	(167,438)	1,055,317	(267,751)
Interest accretion	167,069	-	184,031	-
Debt/Equity issuance costs on convertible notes payable	429,800	-	476,408	-
Total Other (income) expense	1,521,465	(167,438)	1,734,212	(267,628)

Net income (loss)	$(1,629,635)	$13,153	$(1,899,484)	$(78,255)

Basic and diluted income (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	120,105,868	132,658,257	127,707,074	132,647,821

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Common Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	to be Issued	Accumulated Deficit	Equity (Deficit)
Three Months Ended February 28, 2019
Balance at November 30, 2018 (Unaudited)	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(1,097,175)	$71,892

Conversion of stock from dividends payable	-	-	467,043	467	14,903	-		15,370
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended February 28, 2019	-	-	-	-	-	-	13,153	13,153

Balance at February 28, 2019 (Unaudited)	8,480,000	$8,480	133,104,543	$133,105	$882,852	$160,000	$(1,096,597)	$87,840

Six Months Ended February 28, 2019
Balance at August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Conversion of stock from dividends payable	-	-	467,043	467	14,903	-		15,370
Dividends on preferred stock accrued	-	-	-	-	-	-	(25,150)	(25,150)
Net loss, period ended February 28, 2019	-	-	-	-	-	-	(78,255)	(78,255)

Balance at February 28, 2019 (Unaudited)	8,480,000	$8,480	133,104,543	$133,105	$882,852	$160,000	$(1,096,597)	$87,840

Three Months Ended February 29, 2020
Balance at November 30, 2019 (Unaudited)	8,480,000	$8,480	135,509,220	$135,510	$1,101,930	$-	$(1,495,983)	$(250,063)

Repurchase and retirement of common stock	-	-	(77,872,500)	(77,873)	(2,127)	-	-	(80,000)
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended February 29, 2020	-	-	-	-	-	-	(1,629,635)	(1,629,635)

Balance at February 29, 2020 (Unaudited)	8,480,000	$8,480	57,636,720	$57,637	$1,099,803	$-	$(3,138,193)	$(1,972,273)

Six Months Ended February 29, 2020
Balance at August 31, 2019	8,480,000	$8,480	135,280,651	$135,281	$942,159	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	228,569	229	159,771	(160,000)	-	-
Dividends on preferred stock accrued	-	-	-	-	-	-	(25,150)	(25,150)
Repurchase and retirement of common stock	-	-	(77,872,500)	(77,873)	(2,127)	-	-	(80,000)
Net loss, period ended February 29, 2020	-	-	-	-	-	-	(1,899,484)	(1,899,484)

Balance at February 29, 2020 (Unaudited)	8,480,000	$8,480	57,636,720	$57,637	$1,099,803	$-	$(3,138,193)	$(1,972,273)

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Six Months Ended
	February 29, 2020	February 28, 2019

Cash flows from operating activities:
Net income (loss)	$(1,899,484)	$(78,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,306	610
Debt/stock based issue costs	1,055,317	-
(Gain) Loss on change in fair value of derivative liability and interest accretion	660,439	(267,751)
Amortization of convertible debt discounts	20,399	-
Impairment income	(25,000)	-
Prior year correction to note payable, current portion (See Note 5)	(39,500)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(3,294)
Inventory	(258,203)	(299,113)
Prepaid expenses	5,151	-
Accounts payable and accrued expenses	29,872	(46,904)
Related party payable	28,514	-
Net cash used in operating activities	(421,189)	(694,707)

Cash flows from investing activities:
Purchase of equipment	-	(2,978)
Repurchase and retirement of common stock	(80,000)	-
Notes receivable investment	(100,000)	-
Net cash used in investing activities	(180,000)	(2,978)

Cash flows from financing activities
Proceeds from convertible notes payable	625,500	-
Net cash provided by financing activities	625,500	-

Net increase (decrease) in cash	24,311	(697,685)
Cash - beginning of the year	18,975	774,468
Cash - end of the period	$43,286	$76,783

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$25,150	$25,150
Shares issued for dividend declared	$-	$15,370
Discount on convertible note payable	$69,500	$-
Issuance of common stock from shares to be issued	$160,000	$-

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements (Unaudited)

February 29, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron BioNutrients, Inc. (the “Company” or “Gridiron”) was formed under the laws of the state of Nevada on July 20, 2017 to develop and distribute a retail line of health water infused with probiotics and minerals.

The Company is currently developing products which contain a proprietary blend of humic and fulvic acid, trace minerals, probiotics, electrolytes, cannabidiol (CBD) within an alkaline of pH10. Gridiron has secured the rights to this proprietary formulation through its CEO, Timothy Orr (Verbal Agreement). Timothy Orr provided the formulation in connection with his receipt of 32,500,000 shares of common stock from the Company on October 9, 2017.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $43,286 and $18,975 of cash as of February 29, 2020 and August 31, 2019, respectively.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of February 29, 2020 and August 31, 2019. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of February 29, 2020 and August 31, 2019.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of February 29, 2020 and August 31, 2019:

	February 29, 2020	August 31, 2019
Computer Equipment	$2,467	$2,467
Vehicle	2,977	2,977
Other	3,587	3,587
Accumulated depreciation	(3,752)	(2,446)
Net book value	$5,279	$6,585

Depreciation expense was $653 and $254 for the three months ended February 29, 2020 and 2019, respectively, and $1,307 and $610 for six months ended February 29, 2020 and 2019, respectively.

Inventories

Inventories consist of raw materials, packing materials, bottled water and concentrates, capsules, gummy products, drops and other items and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. In addition, the Company has $150,000 prepaid industrial hemp (biomass) raw material in inventory at February 29, 2020. The biomass will be processed at a third party. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company wrote-off $1,882 and $-0- of obsolete inventory for the three months ended February 29, 2020 and 2019, respectively, and $4,618 and $-0- for the six months ended February 29, 2020 and 2019, respectively. In addition, during the three and six month ended February 29, 2020 the Company wrote-down $55,500 of its recently completed processing of T-free Distillate to fair market value.

A summary of the Company’s inventory as of February 29, 2020 and August 31, 2019 is as follows:

Type	February 29, 2020	August 31, 2019
Raw Materials	$165,076	$19,477
T-free Distillate	117,000	-
Packaging Materials	5,091	6,558
Gridiron Water & Concentrates	125,796	126,774
Capsules	31,838	32,044
Gummy Products and Other	16,965	18,710

Total Inventory	$461,766	$203,563

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 258,454,000, which would exceed the authorized shares by approximately 58,454,000 shares. Due to existing restrictions limiting the holder of a convertible note to receive, upon conversion, shares of common stock which will not exceed 4.9% of our issued and outstanding common stock, there is no imminent requirement that the number of our authorized capital stock be increased. At an appropriate time, the Company envisions seeking shareholder approval of an increase in the Company’s authorized capitalization to some greater number of authorized shares, but the Company cannot provide any assurance that the Company will be able to obtain the necessary shareholder approval. If the Company fails to obtain shareholder approval for the increase in authorized capitalization, the Company may be in default under the terms of the preferred conversion and warrants and convertible promissory notes payable.

The preferred conversion and warrants would account for approximately 51,394,000 additional shares, the convertible debt would account for approximately 149,423,000 additional shares along with the 57,636,720 outstanding at February 29, 2020. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses for the three and six months ended February 29, 2020 and 2019.

Dividends

As discussed in Note 7 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $48,845 and $23,695 of dividends payable at February 29, 2020 and August 31, 2019, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $466 and $56,746 during the three months ended February 29, 2020 and 2019, respectively, and $1,837 and $56,746 during the six months ended February 29, 2020 and 2019, respectively.

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

There was $-0- of stock-based compensation during the three and six months ended February 29, 2020 and 2019.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of February 29, 2020 and August 31, 2019.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire five trademarks on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. At August 31, 2019, two of the trademarks for $1,120 were deemed impaired and written off. As of February 29, 2020, and August 31, 2019, the Company had trademarks totaling $1,680.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,899,484 for the six months ended February 29, 2020. The Company has working capital deficit of $1,979,232 and an accumulated deficit of $3,138,193 as of February 29, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES RECEIVABLE

On January 24, 2020, the Company received a promissory note from a supplier, Notis Global, Inc. (“NGBL”). The $112,500 note was issued with an original issue discount of $12,500 or 12.5%. NGBL will repay the promissory note with 12.5% of its sales of derivative products of hemp planted and harvested in 2020. In addition, once the promissory note has been repaid, the Company shall be paid an aggregate of 3.75% of the 2020 derivative products revenues sold by the supplier. As of February 29, 2020, the Company has not earned a repayment. The original issue discount is amortized through the term of the note. The Company evaluated the promissory noted under ASU 2016-16, “Financial Instruments – Credit Losses, (Topic 326)” and determined a credit loss was not material. The unpaid balance net of discount was $100,000 at February 29, 2020.

In addition to the January 24, 2020 Notes Receivable mentioned above, NGBL granted the Company 100,000,000 Warrants to purchase one share of NGBL common stock, at an exercise price of $0.0001 per share during the period commencing January 24, 2020 and ending on January 21, 2025. The Warrants are valued at $10,000 however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the Warrants and determined there was $-0- value at February 29, 2020.

In addition to the January 24, 2020 Notes Receivable mentioned above, NGBL agreed to pay the Company an aggregate of 2.5% of the revenues that NGBL bills and collects from its sales of derivative products of hemp planted and harvested in 2021, 2022, 2023, 2024, and 2025. See Note 10 Material Contracts for a discussion of an additional agreement with NGBL.

NOTE 5 – NOTES PAYABLES

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company (LLC). The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,230 and $10,981 at February 29, 2020 and August 31, 2019, respectively. The Company is not compliant with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At February 29, 2020, the Company wrote-off the promissory note to operating expense in the accompanying consolidated statement of operations. The unpaid balance was $-0- and $39,500 at February 29, 2020 and August 31, 2019, respectively.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $44,141 and $30,033 at February 29, 2020 and August 31, 2019, respectively. On March 3, 2020, the Company was granted an extension of payment terms to August 1, 2020. The five-month extension does not modify any terms in the convertible promissory note.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $143,682 at February 29, 2020.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. In addition, the convertible promissory note also creates a first lien on and grants a security interest in all of the Company's accounts, goods, inventory, equipment, investment property, general intangibles, instruments, documents, and all other assets and personal property of the Company, wherever located, together with all the proceeds now or hereafter arising from the Company's operations. The unpaid balance including accrued interest was $560,018 at February 29, 2020.

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

At February 29, 2020 and August 31, 2019, the outstanding principle balances of the convertible notes payable, net of original issue debt was $672,948 and $27,049, respectively. The Company recorded interest expense on the original issue debt discount of $18,514 and $-0- for the three months ended February 29, 2020 and 2019, respectively, and $20,399 and $-0- for the six months ended February 29, 2020 and 2019, respectively, in the accompanying consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

As at February 29, 2020 and August 31, 2019, the Company owed $66,963 and $38,449, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were 8,480,000 preferred shares issued and outstanding as of February 29, 2020 and August 31, 2019.

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

On, January 28, 2020, the Company entered into an agreement to repurchase 77,872,500 restricted shares of the Company’s common stock from an investor. The Company paid $80,000 or $.00103 per share and immediately retired the shares.

There were 57,636,720 and 135,280,651 common shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively.

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

NOTE 9 – DERIVATIVE LIABILITY

Preferred Stock Warrants

As discussed in Note 7 – Stockholders’ Equity, the Company issued a total of 8,480,000 warrants to purchase common stock as part of its preferred stock offering. The warrants are exercisable for a period of three years at $0.165 per share. Additionally, the warrant holder is entitled to a cashless exercise after six months from issuance in which the holder is entitled to receive a number of shares equal to: [A] the number of outstanding warrant shares under the original issuance multiplied by [B] the greater of the trailing five day volume weighted average price less [A] the number of outstanding warrant shares under the original issuance multiplied by [C] the exercise price of the warrant under the original issuance divided by [D] the lesser of the arithmetic average of the volume weighted average price during the five trailing trading days or the volume weighted average price for the trading day immediately prior to the cashless exercise election. For clarity, the resulting formula is [(A x B) – (A x C)] / D.

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

The Company revalued the derivative liability as of February 29, 2020 and recorded a loss of $66,238 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon the measurement: value per common share of $0.0173, a remaining life of 1.42 years, an exercise price of $0.165, a risk-free rate of 0.97% and volatility of 277%.

The following table summarizes all stock warrant activity for the six months ended February 29, 2020:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2019	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, February 29, 2020	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at February 29, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	8,480,000	$0.165	1.42	8,480,000	$0.165

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

The Company revalued the derivative liability as of February 29, 2020 and recorded a loss of $19,196 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0173, a remaining life of 1 month, an exercise price of $.00583, a risk-free rate of 1.45% and volatility of 286%.

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

The Company revalued the derivative liability as of February 29, 2020 and recorded a loss of $106,224 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0173, a remaining life of 3 months, an exercise price of $0.00496, a risk-free rate of 1.27% and volatility of 334%.

On January 27, 2020, the Company signed a $555,000 convertible promissory note with an investor. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $929,300 which was recorded as a derivative liability during the three months ended February 29, 2020. The Company used the following assumptions upon initial measurement: value per common share of $0.0216, a remaining life of 6 months, an exercise price of $0.01017, a risk-free rate of 1.57% and volatility of 281%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $55,500 and a derivative discount of $499,500 which aggregated a total discount of $555,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $429,800 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of February 29, 2020 and recorded a loss of $717,432 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon initial measurement: value per common share of $0.0173, a remaining life of 6 months, an exercise price of $0.00487, a risk-free rate of 1.11% and volatility of 281%.

Derivative Liability Summary

As of February 29, 2020 and August 31, 2019, respectively, the Company had derivative liabilities totaling $1,755,137 and $39,381, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of $909,090 and ($167,438) for the three months ended February 29, 2020 and 2019, respectively, and $1,055,317 and ($267,751) for the six months ended February 29, 2020 and 2019, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $167,069 and $-0- to interest accretion during the three months ended February 29, 2020 and 2019, respectively, and $184,031 and $-0- to interest accretion during the six months ended February 29, 2020 and 2019, respectively, in the accompanying consolidated statement of operations for the three derivative convertible notes payable.

NOTE 10 – MATERIAL CONTRACTS

On or about September 4, 2019, the Company signed an initial non-binding letter of intent with NanoPeak Performances, LLC with a subsequent addendum for the sale of the majority of its existing inventory as well as the exclusive license to Gridiron intellectual property and other intangible assets. During October 2019, NanoPeak Performances paid a $25,000 non-refundable deposit on the transaction. The Company recorded the deposit in accrued expenses in accompanying consolidated balance sheet. On February 29, 2020, the Company determined the non-binding letter of intent terminated and wrote-off the $25,000 non-refundable deposit impairment expense in the accompanying statement of operations.

In November 2019, the Company made a strategic decision to expand into the cannabinoids (CBD) oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with Notis Global, Inc. (“NGBL”), a grower to purchase 10,000 pounds of industrial hemp (biomass) and plans on processing the biomass into crude within the next 60 days. The Company anticipates a third-party provider will process the biomass and generate 400 liters of crude with minimum 60% total CBD. During November 2019, the Company paid $100,000 to the supplier and recorded the purchase in inventory in the accompanying consolidated balance sheet. During January 2020, the Company purchased an additional 30,000 pounds of industrial hemp (biomass) for $5 a pound or $150,000 under the agreement. The Company intends to process the biomass into crude within the next 60 days.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000. During the three months ending February 29, 2020, the Company spent $72,500 to fulfill the contract.

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at February 29, 2020.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through April 20, 2020 and determined there were no items to disclose.

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

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

PLAN OF OPERATION

We have not yet generated or realized meaningful revenues from our business. In the next 12 months, we plan to identify business to whom we can license our brand name and sell our products.

Results of Operations

Three- and Six-Month Periods Ended February 29, 2020 and February 28, 2019

We recorded revenues $0 for the three months ended February 29, 2020, and $62,259 for the three months ended February 28, 2019. We recorded revenues of $633 for the six months ended February 29, 2020, and $63,387 for the six months ended February 28, 2019.

For the three months ended February 29, 2020, we incurred total operating expenses of $48,052, consisting of advertising expenses of $466, consulting fees of $18,375, general and administrative expenses of $27,268 and professional fees of $1,943. By comparison, for the three months ended February 28, 2019, we incurred total operating expenses of $188,677, consisting of advertising expenses of $54,746, consulting fees of $44,950, general and administrative expenses of $19,976 and professional fees of $67,185. The decrease in expenses from February 28, 2019 to February 29, 2020, was due primarily to a decrease of $65,242 of professional fees, a decrease of $56,280 of  advertising expenses and a $26,575 decrease in consulting fees.

For the six months ended February 29, 2020, we incurred total operating expenses of $102,354 consisting of advertising expenses of $1,837, consulting fees of $18,375, general and administrative expenses of $45,090 and professional fees of $37,052. By comparison, for the six months ended February 28, 2019, we incurred total operating expenses of $351,340, consisting of advertising expenses of $56,746, consulting fees of $44,950, general and administrative expenses of $109,247 and professional fees of $140,397. The decrease in expenses from February 28, 2019 to February 29, 2020, was due primarily to a decrease of $103,345 of professional fees, a decrease of $64,157 of general and administrative expenses and a decrease of $54,909 of advertising expense.

For the three months ended February 29, 2020, we had a net loss of $1,629,635 while for the three months ended February 28, 2019, we had net income of $13,153. For the three months ended February 29, 2020, we had a net loss of $1,899,484 while for the six months ended February 28, 2019, we had a net loss of $78,255.

Liquidity and Capital Resources

At February 29, 2020, we had a cash balance of $43,256, and our working capital balance was $(1,979,232). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

For the six months ended February 29, 2020, we had net cash used in operating activities of $421,189. Net cash of $180,000 was used in investing activities for the six months ended February 29, 2020 from a $80,000 repurchase and retirement of 77,872,500 shares of the Company's common stock from a single investor and a $100,000 note receivable provided to a supplier. Net cash of $625,500 was provided by financing activities for the six months ended February 29, 2020 from a third-party convertible notes payable.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 29, 2020.

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

___________________

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: April 20, 2020	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

