Form 10-Q
period 2020-05-31
GridIron BioNutrients, Inc.
filed 2020-07-20
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 17, 2020, there were 57,636,720 shares of common stock outstanding; 8,480,000 shares of Series A Preferred Stock outstanding and convertible at any time into 8,480,000 shares of common stock at a conversion price of $0.125 per share; and two warrants outstanding and exercisable at any time to purchase an aggregate of 8,480,000 shares of common stock at an exercise price of $0.165 per share.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$33,739	$18,975
Inventory	310,891	203,563
Prepaid expenses	7,861	25,611
Notes receivable, net of discount	288,704	-
Total current assets	641,195	248,149

Other assets
Equity investment, net of discount	3,224	-
Equipment, net of accumulated depreciation of $4,406 and $2,446, respectively	4,625	6,585
Trademarks	1,680	1,680
Total other assets	9,529	8,265

Total Assets	$650,724	$256,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$125,863	$45,979
Related party payable	71,240	38,449
Derivative liability	1,396,552	39,381
Note payable, current portion	10,000	49,500
Note payable, convertible net of discount	916,286	27,049
Dividends payable	61,420	23,695
Total current liabilities	2,581,361	224,053

Commitments and contingencies	-	-

Stockholders' equity:
Common stock to be issued	-	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
8,480,000 and 8,480,000 issued and outstanding as of
May 31, 2020 and August 31, 2019, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized;
57,636,720 and 135,280,651 shares issued and outstanding as of
May 31, 2020 and August 31, 2019, respectively	57,637	135,281
Additional paid in capital	1,099,803	942,159
Accumulated deficit	(3,096,557)	(1,213,559)
Total stockholders' equity	(1,930,637)	32,361

Total Liabilities and Stockholders' equity	$650,724	$256,414

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Revenue	$548	$17,846	$1,181	$81,233
Cost of Revenue	150,792	6,514	214,343	64,444

Gross margin	(150,244)	11,332	(213,162)	16,789

Operating expenses:
Advertising	$672	$29,825	$2,509	$86,571
Consulting fees	15,000	26,862	33,375	71,812
General and administrative	19,592	39,838	64,682	149,085
Professional fees	14,064	54,855	51,116	195,252
Stock compensation expense	-	3,210	-	3,210
Total operating expenses	49,328	154,590	151,682	505,930

Net operating income (loss)	(199,572)	(143,258)	(364,844)	(489,141)

Other (income) expense:
Interest expense	55,817	247	99,273	370
Interest income	(9,028)	-	(9,028)	-
Impairment Expense	-	-	(25,000)	-
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	(1,076,095)	(121,048)	(20,778)	(388,799)
Interest accretion	393,475	-	577,506	-
Debt/Equity issuance costs on convertible notes payable	385,272	-	861,680	-
Other (income) expense	(3,224)	-	(3,224)	-
Total Other (income) expense	(253,783)	(120,801)	1,480,429	(388,429)

Net income (loss)	$54,211	$(22,457)	$(1,845,273)	$(100,712)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic & diluted	57,636,720	133,954,478	104,179,802	133,088,160

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Common		Total
					Additional	Stock		Stockholders'
	Preferred Stock		Common Stock		Paid-In	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Three Months Ended May 31, 2019
Balance at February 28, 2019 (Unaudited)	8,480,000	$8,480	133,104,543	$133,105	$882,852	$160,000	$(1,096,597)	$87,840

Stock compensation issued	-	-	100,000	100	3,110	-	-	3,210
Conversion of stock from dividends payable	-	-	795,587	796	22,558	-	-	23,354
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended May 31, 2019	-	-	-	-	-	-	(22,457)	(22,457)

Balance at May 31, 2019 (Unaudited)	8,480,000	$8,480	134,000,130	$134,001	$908,520	$160,000	$(1,131,629)	$79,372

Nine Months Ended May 31, 2019
Balance at August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Stock compensation issued	-	-	100,000	100	3,110	-	-	3,210
Conversion of stock from dividends payable	-	-	1,262,630	1,263	37,461	-	-	38,724
Dividends on preferred stock accrued	-	-	-	-	-	-	(37,725)	(37,725)
Net loss, period ended May 31, 2019	-	-	-	-	-	-	(100,712)	(100,712)

Balance at May 31, 2019 (Unaudited)	8,480,000	$8,480	134,000,130	$134,001	$908,520	$160,000	$(1,131,629)	$79,372

Three Months Ended May 31, 2020
Balance at February 29, 2020 (Unaudited)	8,480,000	$8,480	57,636,720	$57,637	$1,099,803	$-	$(3,138,193)	$(1,972,273)

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended May 31, 2020	-	-	-	-	-	-	54,211	54,211

Balance at May 31, 2020 (Unaudited)	8,480,000	$8,480	57,636,720	$57,637	$1,099,803	$-	$(3,096,557)	$(1,930,637)

Nine Months Ended May 31, 2020
Balance at August 31, 2019	8,480,000	$8,480	135,280,651	$135,281	$942,159	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	228,569	229	159,771	(160,000)	-	-
Dividends on preferred stock accrued	-	-	-	-	-	-	(37,725)	(37,725)
Repurchase and retirement of common stock	-	-	(77,872,500)	(77,873)	(2,127)	-	-	(80,000)
Net loss, period ended May 31, 2020	-	-	-	-	-	-	(1,845,273)	(1,845,273)

Balance at May 31, 2020 (Unaudited)	8,480,000	$8,480	57,636,720	$57,637	$1,099,803	$-	$(3,096,557)	$(1,930,637)

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	May 31, 2020	May 31,2019

Cash flows from operating activities:
Net income (loss)	$(1,845,273)	$(100,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,960	964
Debt/stock based issue costs	(20,778)	-
(Gain) Loss on change in fair value of derivative liability and interest accretion	1,377,949	(388,799)
Penalties assessed on unpaid dividends	-	8,922
Stock based compensation	-	3,210
Amortization of convertible debt discounts	61,237	-
Impairment income	(25,000)	-
Prior year correction to note payable, current portion (See Note 5)	(39,500)	-
Unrealized income on investment	(3,224)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(3,294)
Inventory	(107,328)	(223,957)
Prepaid expenses	17,750	-
Notes receivable	11,296	-
Accounts payable and accrued expenses	104,884	(53,889)
Related party payable	32,791	-
Net cash used in operating activities	(433,236)	(757,555)

Cash flows from investing activities:
Purchase of equipment	-	(2,978)
Repurchase and retirement of common stock	(80,000)	-
Notes receivable investment	(300,000)	-
Net cash used in investing activities	(380,000)	(2,978)

Cash flows from financing activities
Proceeds from convertible notes payable	828,000	-
Net cash provided by financing activities	828,000	-

Net increase (decrease) in cash	14,764	(760,533)
Cash - beginning of the year	18,975	774,468
Cash - end of the period	$33,739	$13,935

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$37,725	$37,725
Shares issued for dividend declared	$-	$38,724
Discount on convertible note payable	$129,615	$-
Issuance of common stock from shares to be issued	$160,000	$-

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements (Unaudited)

May 31, 2020

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $33,739 and $18,975 of cash as of May 31, 2020 and August 31, 2019, respectively.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of May 31, 2020 and August 31, 2019. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of May 31, 2020 and August 31, 2019.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of May 31, 2020 and August 31, 2019:

	May 31, 2020	August 31, 2019
Computer Equipment	$2,467	$2,467
Vehicle	2,977	2,977
Other	3,587	3,587
Accumulated depreciation	(4,406)	(2,446)
Net book value	$4,625	$6,585

Depreciation expense was $653 and $354 for the three months ended May 31, 2020 and 2019, respectively, and $1,960 and $964 for nine months ended May 31, 2020 and 2019, respectively.

Inventories

Inventories consist of raw materials, packing materials, bottled water and concentrates, capsules, gummy products, drops and other items and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. In addition, the Company has $35,000 prepaid industrial hemp (biomass) raw material in inventory at May 31, 2020. The biomass will be processed at a third party. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue. The Company wrote-off $35,221 and $-0- of obsolete inventory for the three months ended May 31, 2020 and 2019, respectively, and $41,721 and $-0- for the nine months ended May 31, 2020 and 2019, respectively. In addition, during the nine months ended May 31, 2020 the Company wrote-down $55,500 of its recently completed processing of T-free Distillate to fair market value and during the three and nine months ended May 31, 2020 the Company wrote-down $115,000 of its recently purchased industrial hemp (biomass) raw material to fair market value.

A summary of the Company’s inventory as of May 31, 2020 and August 31, 2019 is as follows:

Type	May 31, 2020	August 31, 2019
Raw Materials	$50,076	$19,477
T-free Distillate	83,250	-
Packaging Materials	5,091	6,558
Gridiron Water & Concentrates	125,537	126,774
Capsules	31,759	32,044
Gummy Products and Other	15,178	18,710

Total Inventory	$310,891	$203,563

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 301,381,000, which would exceed the authorized shares by approximately 101,381,000 shares. Due to existing restrictions limiting the holder of a convertible note to receive, upon conversion, shares of common stock which will not exceed 4.9% of our issued and outstanding common stock, there is no imminent requirement that the number of our authorized capital stock be increased. At an appropriate time, the Company envisions seeking shareholder approval of an increase in the Company’s authorized capitalization to some greater number of authorized shares, but the Company cannot provide any assurance that the Company will be able to obtain the necessary shareholder approval. If the Company fails to obtain shareholder approval for the increase in authorized capitalization, the Company may be in default under the terms of the preferred conversion and warrants and convertible promissory notes payable.

The preferred conversion and warrants would account for approximately 51,394,000 additional shares, the convertible debt would account for approximately 192,350,000 additional shares along with the 57,636,720 outstanding at May 31, 2020. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's operating losses for the three and nine months ended May 31, 2020 and 2019.

Dividends

As discussed in Note 7 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $61,420 and $23,695 of dividends payable at May 31, 2020 and August 31, 2019, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $672 and $29,825 during the three months ended May 31, 2020 and 2019, respectively, and $2,509 and $86,571 during the nine months ended May 31, 2020 and 2019, respectively.

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

There was $-0- and $3,210 of stock-based compensation during the three and nine months ended May 31, 2020 and 2019, respectively.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Although the standard initially required the modified retrospective approach for adoption, in July 2018, the FASB issued ASU 2018-18, allowing companies to initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted 2016-02 and determined there was no material impact on the financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect ASU 2019-12 will have on the consolidated financial statements and related disclosures.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of May 31, 2020 and August 31, 2019.

Trademark

During the period ended August 31, 2017, a related party incurred total costs of $2,800 to acquire five trademarks on behalf of the Company. Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. At August 31, 2019, two of the trademarks for $1,120 were deemed impaired and written off. As of May 31, 2020, and August 31, 2019, the Company had trademarks totaling $1,680.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,845,273 for the nine months ended May 31, 2020. The Company has working capital deficit of $1,940,166 and an accumulated deficit of $3,096,557 as of May 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES RECEIVABLE

On January 24, 2020, the Company received a promissory note from a supplier, Notis Global, Inc. (“NGBL”). The $112,500 note was issued with an original issue discount of $12,500 or 12.5%. NGBL will repay the promissory note with 12.5% of its sales of derivative products of hemp planted and harvested in 2020. In addition, once the promissory note has been repaid, the Company shall be paid an aggregate of 3.75% of the 2020 derivative products revenues sold by the supplier. As of May 31, 2020, the Company has not earned a repayment. The original issue discount is amortized through the term of the note. The Company evaluated the promissory noted under ASU 2016-16, “Financial Instruments – Credit Losses, (Topic 326)” and determined a credit loss was not probable. The unpaid balance net of discount was $100,000 at May 31, 2020.

In addition to the January 24, 2020 Notes Receivable mentioned above, NGBL granted the Company 1,000,000 Warrants to purchase one share of NGBL common stock, at an exercise price of $0.0001 per share during the period commencing January 24, 2020 and ending on January 21, 2025. The Warrants are valued at $10,000, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the Warrants and determined there was $-0- value at May 31, 2020.

In addition to the January 24, 2020 Notes Receivable mentioned above, NGBL agreed to pay the Company an aggregate of 2.5% of the revenues that NGBL bills and collects from its sales of derivative products of hemp planted and harvested in 2021, 2022, 2023, 2024, and 2025. See Note 10 Material Contracts for a discussion of an additional agreement with NGBL.

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of nine months or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. The unpaid balance was $188,704 at May 31, 2020.

In addition, on April 29, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, (“QSI Warrants”) to Purchase Common Stock priced $3.111 for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $270,787. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $7.8533, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 62%. In addition, the Company recorded a discount of $270,787 and will record income over the 7-year life of the warrants. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $3,224 at May 30, 2020. For the three and nine months ended May 31, 2020, the Company recorded other income of $3,224 in the accompanying statement of operations.

NOTE 5 – NOTES PAYABLES

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company (LLC). The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,356 and $10,981 at May 31, 2020 and August 31, 2019, respectively. The Company is not compliant with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At February 29, 2020, the Company wrote-off the promissory note to operating expense in the accompanying consolidated statement of operations. The unpaid balance was $-0- and $39,500 at May 31, 2020 and August 31, 2019, respectively.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $44,897 and $30,033 at May 31, 2020 and August 31, 2019, respectively. On March 3, 2020, the Company was granted an extension of payment terms to August 1, 2020. The five-month extension does not modify any terms in the convertible promissory note.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $206,041 at May 31, 2020. On May 27, 2020, the Company was granted an extension of payment terms to November 30, 2020. The six-month extension does not modify any terms in the convertible promissory note.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $574,007 at May 31, 2020.

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at -0-% per year. The note requires nine equal payments due starting June 15, 2020 for $28,846.15. In the event the Company fails to make the $28,846.15 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 21, 2021. The original issue discount is amortized through the term of the note. The unpaid principle balance was $259,615 at May 31, 2020.

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

At May 31, 2020 and August 31, 2019, the outstanding principle balances of the convertible notes payable, net of original issue debt was $916,286 and $27,049, respectively. The Company recorded interest accretion on the original issue debt discount of $40,838 and $-0- for the three months ended May 31, 2020 and 2019, respectively, and $61,237 and $-0- for the nine months ended May 31, 2020 and 2019, respectively, in the accompanying consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

As at May 31, 2020 and August 31, 2019, the Company owed $71,240 and $38,449, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were 8,480,000 preferred shares issued and outstanding as of May 31, 2020 and August 31, 2019.

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

On, November 19, 2019, the Company issued 228,569 restricted shares of the Company’s common stock for the four separate common stock subscriptions granted during the year ended August 31, 2018. The stock subscriptions represented total cash proceeds of $160,000, which funded in the year ended August 31, 2018.

On, January 28, 2020, the Company entered into an agreement to repurchase 77,872,500 restricted shares of the Company’s common stock from an investor. The Company paid $80,000 or $.00103 per share and immediately retired the shares.

There were 57,636,720 and 135,280,651 common shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively.

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

There was a bank account set up during the third quarter of 2019 to work in conjunction with a marketing company in the name of Green Money Enterprises, LLC. The arrangement allowed for merchant services payments to flow to this account and day to day expenses for marketing and consulting services to be accessed and for Green Money Enterprises to access this account per those expenses. In March 2019, the representative from Green Money Enterprises whom had the authority to access the bank account took various withdrawals from the account totaling $19,104. They were not authorized to take this money from the account and have since paid back $6,500 of the original $19,104. The net amount of these were recorded within the general and administrative expenses in the accompanying consolidated statement of operations. The Company has decided to not pursue legal action against Green Money Enterprises for the money not paid back.

NOTE 9 – DERIVATIVE LIABILITY

Preferred Stock Warrants

As discussed in Note 7 – Stockholders’ Equity, the Company issued a total of 8,480,000 warrants to purchase common stock as part of its preferred stock offering. The warrants are exercisable for a period of three years at $0.165 per share. Additionally, the warrant holder is entitled to a cashless exercise after nine months from issuance in which the holder is entitled to receive a number of shares equal to: [A] the number of outstanding warrant shares under the original issuance multiplied by [B] the greater of the trailing five day volume weighted average price less [A] the number of outstanding warrant shares under the original issuance multiplied by [C] the exercise price of the warrant under the original issuance divided by [D] the lesser of the arithmetic average of the volume weighted average price during the five trailing trading days or the volume weighted average price for the trading day immediately prior to the cashless exercise election. For clarity, the resulting formula is [(A x B) – (A x C)] / D.

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

The Company revalued the derivative liability as of May 31, 2020 and recorded income of $39,131 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon the measurement: value per common share of $0.0120, a remaining life of 1.17 years, an exercise price of $0.165, a risk-free rate of 0.17% and volatility of 299%.

The following table summarizes all stock warrant activity for the nine months ended May 31, 2020:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2019	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, May 31, 2020	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at May 31, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	8,480,000	$0.165	1.17	8,480,000	$0.165

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

The Company revalued the derivative liability as of May 31, 2020 and recorded income of $28,049 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0120, a remaining life of 1 month, an exercise price of $.00618, a risk-free rate of .13% and volatility of 322%.

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

The Company revalued the derivative liability as of May 31, 2020 and recorded income of $201,795 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0120, a remaining life of 1 month, an exercise price of $0.00536, a risk-free rate of .13% and volatility of 322%.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $929,300 which was recorded as a derivative liability during the three months ended May 31, 2020. The Company used the following assumptions upon initial measurement: value per common share of $0.0216, a remaining life of 6 months, an exercise price of $0.01017, a risk-free rate of 1.57% and volatility of 281%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $55,500 and a derivative discount of $499,500 which aggregated a total discount of $555,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $429,800 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of May 31, 2020 and recorded income of $758,858 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0120, a remaining life of 2 months, an exercise price of $0.00530, a risk-free rate of 0.13% and volatility of 325%.

On April 27, 2020, the Company signed a $259,615 convertible promissory note with an investor. The note principal and interest are convertible into shares of common stock at $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $587,772 which was recorded as a derivative liability during the three months ended May 31, 2020. The Company used the following assumptions upon initial measurement: value per common share of $0.0103, a remaining life of 9 months, an exercise price of $0.00408, a risk-free rate of 0.17% and volatility of 304%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $57,115 and a derivative discount of $202,500 which aggregated a total discount of $259,615 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $385,272 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of May 31, 2020 and recorded income of $48,262 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0120, a remaining life of 8 months, an exercise price of $0.00505, a risk-free rate of 0.18% and volatility of 298%.

Derivative Liability Summary

As of May 31, 2020 and August 31, 2019, respectively, the Company had derivative liabilities totaling $1,396,552 and $39,381, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of ($1,076,095) and ($121,048) for the three months ended May 31, 2020 and 2019, respectively, and ($20,778) and ($388,799) for the nine months ended May 31, 2020 and 2019, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $393,475 and $-0- to interest accretion during the three months ended May 31, 2020 and 2019, respectively, and $577,506 and $-0- to interest accretion during the nine months ended May 31, 2020 and 2019, respectively, in the accompanying consolidated statement of operations for the derivative convertible notes payable.

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

In November 2019, the Company made a strategic decision to expand into the cannabinoids (CBD) oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with Notis Global, Inc. (“NGBL”), a grower to purchase 10,000 pounds of industrial hemp (biomass) and plans on processing the biomass into crude within the next 60 days. The Company anticipates a third-party provider will process the biomass and generate 400 liters of crude with minimum 60% total CBD. During November 2019, the Company paid $100,000 to the supplier and recorded the purchase in inventory in the accompanying consolidated balance sheet. During January 2020, the Company purchased an additional 30,000 pounds of industrial hemp (biomass) for $5 a pound or $150,000 under the agreement. On May 31, 2020, the Company wrote-down $115,000 of its recently purchased industrial hemp (biomass) raw material to fair market value of $35,000. The Company intends to process the biomass into crude within the next 60 days.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000. During the nine months ending May 31, 2020, the Company spent $72,500 to fulfill the contract.

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at May 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequently to these financial statements through July 20, 2020 and determined there were no items to disclose.

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

Results of Operations

Three and Nine-Month Periods Ended May 31, 2020 and 2019

We recorded revenues $548 and $17,846 for the three months ended May 31, 2020 and 2019, respectively. We recorded revenues of $1,181 and $81,233 for the nine months ended May 31, 2020, and 2019, respectively.

For the three months ended May 31, 2020, we incurred total operating expenses of $49,328, consisting of advertising expenses of $672, consulting fees of $15,000, general and administrative expenses of $19,592 and professional fees of $14,064. By comparison, for the three months ended May 31, 2019, we incurred total operating expenses of $154,590, consisting of advertising expenses of $29,825, consulting fees of $26,862, general and administrative expenses of $39,838, professional fees of $54,855 and stock compensation expense of 3,210. The decrease in operating expenses for the three months ended May 31, 2020 compared to the three months ended May 31, 2019, was due primarily to a an overall decrease in business operations.

For the nine months ended May 31, 2020, we incurred total operating expenses of $151,682 consisting of advertising expenses of $2,509, consulting fees of $33,375, general and administrative expenses of $64,682 and professional fees of $51,116. By comparison, for the nine months ended May 31, 2019, we incurred total operating expenses of $505,930, consisting of advertising expenses of $86,571, consulting fees of $71,812, general and administrative expenses of $149,085, professional fees of $195,252 and stock compensation expense of $3,210. The decrease in expenses for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019, was due primarily to an overall decrease in business operations.

For the three months ended May 31, 2020, we had net income of $54,211, while for the three months ended May 31, 2019, we had net loss of $22,457. For the nine months ended May 31, 2020, we had a net loss of $1,845,273 while for the nine months ended May 31, 2019, we had a net loss of $100,712.

Liquidity and Capital Resources

At May 31, 2020, we had a cash balance of $33,739, and our working capital balance was $(1,940,166). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

For the nine months ended May 31, 2020, we had net cash used in operating activities of $433,236. Net cash of $380,000 was used in investing activities for the nine months ended May 31, 2020 from a $80,000 repurchase and retirement of 77,872,500 shares of the Company’s common stock from a single investor and a $100,000 note receivable provided to a supplier and a $200,000 notes receivable provided to a third-party. Net cash of $828,000 was provided by financing activities for the six months ended May 31, 2020 from a third-party convertible notes payable.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2020.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: July 20, 2020	By:	/s/ Timothy Orr
Name: Timothy Orr
Title: President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

