Form 10-K
period 2020-08-31
GridIron BioNutrients, Inc.
filed 2020-12-15
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________________

Commission File No. 000-55852

GRIDIRON BIONUTRIENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4797193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6991 East Camelback Road Suite D-300

Scottsdale, AZ 85251

(Address of principal executive offices, zip code)

(800) 570-0438

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
none	not applicable	not applicable

Securities registered pursuant to section 12(g) of the Act:

common stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At February 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $538,190.

At December 14, 2020, there were 57,636,720 shares of the registrant’s common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

GRIDIRON BIONUTRIENTS, INC.

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	lack of working capital;

•	inability to raise additional financing;

•	the unavailability of funds for capital expenditures;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	inability to achieve future sales levels or other operating results; and

•	inability to efficiently manage our operations.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report.  Other sections of this report include additional factors, which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this Form 10-K to the “Company”, “Gridiron,” “GridIron BioNutrients”, “we”, “us,” or “our” are to Gridiron BioNutrients, Inc., a Nevada corporation and our wholly-owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Corporate Overview

We are in the business of marketing and selling consumer cannabidiol product line including, capsules, oil, gummies, concentrates and CBD infused water. We are currently limited to distribution of the products through our online platform, www.GridironMVP.com; we currently have no other distribution channels or partners.

In December 2019, we initiated expanding our business to pursue opportunities within the cannabidiol (CBD) bulk oilspace by securing industrial hemp biomass processed by a third party into CBD Oil.

Our products

Our products are marketed under the trademark Gridiron BioNutrients™ and Gridiron MVP™ including:

GridironMVP Alkaline Nutrition with Probiotics.- 16.9oz beverage with 20mg of CBD with humic/fulvic trace minerals, vitamins and probiotics with an alkaline base;

GridironMVP Concentrate.- 1oz, 2oz, 4oz sizes, alkaline nutrition with probiotics in concentrate form;

Gridiron CBD Premium Hemp Tinctures in 1oz and 2oz sizes ranging from 500mg to 750mg of CBD in natural and peppermint flavors;

Gridiron CBD Gummies-come in various sizes from a 3pack to a 30-count bottle, offered in both a daytime and nighttime version with each gummy having 5mg of CBD;

Gridiron CBD Salve.- 1.7oz salve containing 50mg of CBD

Operating Strategy and Goals

In order for us to continue to implement our model, we have identified the following milestones that we are seeking to achieve:

•	Identify and Secure a Broker Network. We plan to identify and secure working relationships with a national broker network that can expand distribution of our products. We anticipate a considerable amount of travel and ongoing expenses to be incurred as part of this milestone. To date, we have not identified or secured a broker network and there can be no assurance we will be successful in doing so.

•	Identify and Secure Manufacturing. We intend to identify and secure one to two co-packer facilities, strategically located meet future growth objectives and to meet anticipated volumes by product type and future growth objectives.

•	Addition of Support Staff - In order to support expansion efforts and to secure a broker network and co-packers, we anticipate that we will need to hire approximately two to four people on the corporate level for the specific purpose of supporting the broker, distributor and their logistical and accounting requirements. As of the date of this report we have not begun to interview candidates to fill our growing need for additional staffing.

The milestones set forth above reflect our current judgment and belief regarding the direction of our business. Actual events, expenditures and results will almost always vary, sometimes materially, from any estimates, predictions, projections or assumptions suggested herein.

In order to satisfy our capital requirements and needs, we require additional working capital and may seek to sell additional equity or debt securities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Marketing

Our products are currently marketed through our online website www.gridironmvp.com.  We currently have no marketing agreement(s) with third party marketing groups.

Product Manufacturing and Fulfillment

We currently rely on third party manufacturers and fulfillment.  We currently have no contract or agreement with manufacturers or fulfillment centers.  We plan to identify manufactures and fulfillment centers that can provide quality and efficiency in the development and delivery of our products. We currently store our inventory in a temperature-controlled facility in central California our orders are fulfilled out of this facility.

In February 2020, we entered into a Stock Purchase Agreement with Notis Global, Inc. whereby we purchased 2,500,000,000 shares of common stock Company that included a Collaboration Agreement, dated January 24, 2020. Under the Collaboration Agreement, the Company and Notis Global “will collaboratively explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products.” To date, there have been no opportunities identified through this collaboration with Notis Global.

In connection with the Collaboration Agreement, the Company and Shi Farms entered into a Supply Agreement, dated January 27, 2020, pursuant to which Shi Farms agreed to sell the Company 30,000 pounds of hemp biomass at a purchase price of $5.00 per pound. The hemp biomass must contain a minimum of 6% total Cannabidiol (CBD/and or CBDA) and all hemp biomass must have less than 3% total TCH content. The hemp biomass must contain no contaminates that are above acceptable industry standards for processing hemp biomass including but not limited to: mold and mildew, non-hemp plant material, soil, insects, rodent droppings, wet or rotting material, heavy metals, residual pesticides or herbicides, or bacteria. Either party may terminate the Supply Agreement prior to delivery of the hemp biomass. The collaboration and supply agreement(s) have produced no revenues to the company this year. We have on inventory approximately 77 liters of THC-Free CBD Distillate as a result of the collaboration agreement.

Competition

Competition within the CBD industry is intense with many well-established companies within the market, such as Charlotte's Web Holdings Inc., PureKana, cbdMD, Inc., Tilray and Hexo Corp., and numerous start-up companies entering the market.  Substantially all of the Company’s competitors are established companies with brand name recognition and far greater resources than Gridiron.  While the Company is not presently able to effectively compete with these larger, more established companies as a result of its limited resources and lack of brand name recognition by consumers, subject to the availability of sufficient funds Gridiron seeks to brand and market high quality CBD products through both exclusive and non-exclusive strategic alliances that will serve to make the Company a market leader, which will be in direct competition with the above companies. However, the Company can provide no assurance or guarantee that it will be able to develop and/or maintain any strategic alliances now or in the future or that its products will be accepted by the market.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents nor do we have any patents pending

The Company has filed four trademark applications with the U.S. Patent & Trademark Office (USPTO) as follows:

•	87594229 - GRIDIRON BIONUTRIENTS in international class 005 (supplements)

•	87594267 - GRIDIRON MVP in international class 005 (supplements)

•	87594303 - GRIDIRON BIONUTRIENTS in international class 032 (beverages)

•	87594316 - GRIDIRON MVP in international class 032 (beverages)

There are no assurances that these trademarks will be granted or that we will be able to effectively protect any of our intellectual property.

We are reliant on our domain name, www.GridironMVP, to market our products.  However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain name or obtain comparable domain names, which could harm our business.

Government Regulation

The production of our hemp extract products is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA's authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.  In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit us to market hemp extract in water without food additive approval. We may decide to market Gridiron BioNutrients™ and GridironMVP™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA's GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our products will be subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary and are constantly evolving. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our products will be subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary and are constantly evolving. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state, and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Human Capital

Timothy S. Orr is our sole officer and director and employee.  Provided we have the resources, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. We believe that the skill set of our current management is adequate for the current and short-term development of our brands and trademarks.

Additional information

Information on the history of our company can be found in Note 1 to the notes to our consolidated financial statements appearing later in this report.  We file annual, quarterly and other reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as our company that file electronically with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves several significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed because of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We are currently in default convertible promissory notes in the aggregate principal amount of $831,170 (net of debt discounts).

Between August 2019 and April 2020, we issued a lender four convertible promissory notes in the principal amount of $831,170 (net of debt discounts).  At November 30, 2020, the principal and interest due under these notes is approximately $1,373,000.  In addition to events of default related to our failure to maintain sufficient authorized but unissued and unreserved shares of common stock to provide for the possible future conversion of these notes, we failed to repay each of these notes on their respective maturity dates.  We do not have sufficient funds to satisfy these obligations.  While we are engaged in preliminary discussions with the noteholder for the possible exchange of these obligations for a new series of preferred stock, there are no assurances we will reach an agreement with the noteholder.

We do not have sufficient authorized but unissued and unreserved shares of common stock to permit the conversion and/or exercise of outstanding convertible notes, shares of Series A Convertible Preferred Stock (‘Series A Preferred”), or outstanding warrants.

We currently have outstanding (i) 8,480,000 shares of Series A Preferred and warrants which are presently convertible into approximately 51,393,939 shares of common stock at the holders’ option and (ii) convertible promissory notes in the aggregate principal amount of $831,170 (net of debt discounts) which are presently convertible into approximately 358,326,000 shares of our common stock. The terms of these securities contain “blockers” which limit the holders’ rights to convert or exercise these securities if such conversion or exercise would make the holder the beneficial owner of threshold amounts of our common stock ranging from 4.99% to 9.99%.  The holders’ have the right to waive the limitation upon 61 day’s prior notice to us.  We do not presently have sufficient authorized but unissued and unreserved shares of common stock to permit the conversion of all of the Series A Preferred, the exercise of all of the warrants or the conversion of all the convertible notes, should the holders of such securities determine to convert or exercise such securities.  This lack of sufficient available shares of common stock has resulted both an event of default under each of these instruments.  While there is a pending reverse stock split of our common stock which, when effective, should adjust our capital structure to provide for sufficient authorized but unissued shares of common stock for these conversions and/or exercises, our board of directors has not fixed a final ratio for the split nor the effective date.

We have a history of losses.

We incurred net losses of $2,580,068 and $170,067, respectively, for the years ended August 31, 2020 and 2019. At August 31, 2020 we had an accumulated deficit of $3,843,927. We do not generate sufficient revenues to provide funds to pay our operating expenses, satisfy our obligations or continue to implement our business model.  Unless we are able to raise sufficient working capital to continue to implement our business model, will have no ability to increase our revenues to a level which supports our operations.  In that event, we will continue to report net losses in future periods and our ability to continue our operations as they are presently conducted will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements appearing later in this report have been prepared assuming we will continue as a going concern. We have sustained recurring losses from operations and have a net capital deficiency. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our working capital deficit has increased substantially at August 31, 2020 as compared to August 31, 2019.   We need to raise additional capital to continue our business model.

At August 31, 2020, we had a cash balance of approximately $18,000 and a working capital deficit of approximately $2.7 million as compared to a cash balance of approximately $19,000 and working capital of approximately $24,000 at August 31, 2019.  We used approximately $410,000 in net cash in our operations in the year ended August 31, 2020 as compared to approximately $775,000 of net cash used in operations in the year ended August 31, 2019. Our principal sources of liquidity are sales of equity and debt securities.  We indent to raise additional capital in the next 12 months in order to continue to implement our business model, in addition to funds necessary to satisfy our outstanding convertible note obligations.  We do not have any firm commitments to raise additional working capital.  As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all.  There is no assurance that we will be successful in obtaining funding to continue operations. In that event, we may be unable to continue as a going concern.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of August 31, 2020 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of August 31, 2020 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Our growth and profitability depend on the performance of third-party brokers and distributors and maintaining a ongoing relationships with them.

We currently have no distribution partners, and our success will depend on obtaining a sufficient distribution partners and the overall performance that these third parties provide. If we are unable to secure proper a proper distribution network or if and when we do, the third parties are do not perform or have deficient performance by such parties it may significantly undermine our operations, profitability, and result in total loss of your investment.

We rely on third parties to produce and bottle our products, which creates additional risk.

We do not own or operate co-packing facilities used to produce the various products in our portfolio. We rely on those third parties to ensure the quality, safety and integrity of our products. If the third parties that we engage to produce our products fail to meet our demands or are found by government agencies to be out of compliance with applicable regulatory requirements, our supplies of those products and our future profit margins could be adversely affected.

We rely on Timothy Orr, our sole executive officers who has extensive knowledge of our business and has provided our company with rights to our propriety blend under an oral agreement; the loss of Mr. Orr or the termination of the oral agreement may adversely affect our business.

We are highly dependent on one executive officer, Timothy Orr, who has extensive knowledge of our business and has provided our company with our propriety blend under an oral agreement. We do not have "key person" life insurance policies for Mr. Orr. The loss of Timothy Orr could result in delays in product development, loss of our propriety blend, any future customers and sales and diversion of management resources, which could adversely affect our operating results.

Risks Related to Regulations Applicable to Our Industry

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of our products. Federal laws may preempt some or all of these attempts by state or localities to impose additional labeling or warning requirements. If these types of requirements become applicable to our products under current or future environmental or health laws or regulations, they may inhibit sales of our products. Moreover, if we fail to meet compliance deadlines for any such new requirements, our products may be deemed misbranded or mislabeled and could be subject to enforcement action, or we could be exposed to private lawsuits alleging misleading labels or product promotion.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our currently marketed products are subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state food and drug laws; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers' facilities, as well as damage to our image and reputation, all of which could harm our profitability.

If we fail to comply with personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business, we may receive, process, transmit and store information relating to identifiable individuals ("personal data"), primarily employees and former employees. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of applicable personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

If we produce, market and/or sell products infused with hemp, as defined under the Agriculture Improvement Act of 2018, we will be subject to a myriad of different laws and regulations governing the use of hemp in food and beverages and if we are unable to comply with such laws in a cost-effective manner, our business could be adversely affected.

The production of a food or beverage infused with hemp, as "hemp" is defined in the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334), is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA's authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp in food is safe. The FDA has evaluated Generally Recognized as Safe or GRAS notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp product lines. We will not pursue the production or sale of hemp-infused products until legally permitted.

Laws and regulations governing the use of hemp in food and beverages in the United States are broad in scope; subject to evolving interpretations; and subject to enforcement by a myriad of regulatory agencies and law enforcement entities. Under the Agriculture Improvement Act of 2018, a state or Indian tribe that desires to have primary regulatory authority over the production of hemp in the state or territory of the Indian tribe must submit a plan to monitor and regulate hemp production to the Secretary of the United States Department of Agriculture or USDA. The Secretary must then approve the state or tribal plan after determining if the plan complies with the requirements set forth in the Agriculture Improvement Act of 2018. The Secretary may also audit the state or Indian tribe's compliance with the federally-approved plan. If the Secretary does not approve the state or Indian tribe's plan, then the production of hemp in that state or territory of that Indian tribe will be subject to a plan established by USDA. USDA has not yet established such a plan. We anticipate that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the Agriculture Improvement Act of 2018 prohibits states and Indian tribes from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state or territory of the Indian tribe, as applicable. Because we rely on a nationwide broker-distributor-retailer network whereby brokers represent our products to distributors and retailers in turn sell our product to consumers in the fifty states and the District of Columbia, we may be subject to many different state-based regulatory regimens for hemp, all of which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations, as well as adverse publicity and potential harm to our reputation. We and our suppliers and vendors must take significant enterprise risk management steps to ensure that there is no commingling of hemp and marihuana, as "marihuana" is defined in the federal Controlled Substances Act. Marihuana remains subject to the Controlled Substances Act and related regulations.

Furthermore, if we decide to produce, market and sell products infused with hemp outside of the United States, we will be subject to applicable laws and regulations in those non-U.S. jurisdictions, which would require us to expend significant costs associated with compliance.

In addition, it is possible that additional regulations may be enacted in the future in the United States and globally that will be directly applicable to our current and proposed product offerings infused with hemp. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA's current position is that the sale of food and beverages that contain hemp-derived cannabidiol or CBD is prohibited under the Federal Food, Drug, and Cosmetic Act; therefore, if we decide to produce, market and/or sell beverages infused with hemp-derived cannabidiol, we may be subject to federal enforcement actions which could adversely affect our business and harm our reputation and brand

The FDA has jurisdiction over drugs and foods that contain CBD, including CBD derived from hemp. Under the Federal Food, Drug and Cosmetic Act or the FDCA, it is a prohibited act to introduce or deliver for introduction into interstate commerce any food (which the FDCA defines to include beverages) that is adulterated. The FDCA therefore prohibits the introduction or delivery for introduction of a food that contains CBD, because the FDCA deems a food to be adulterated if it bears or contains any food additive that is unsafe and CBD is presently an unsafe food additive under the FDCA and FDA regulations. The FDCA also states that it is a prohibited act to introduce or deliver for introduction into interstate commerce any food to which an FDA-approved drug has been added, unless certain exceptions are met. The FDA has approved a drug in which CBD is an active ingredient, and the agency has stated that based on available evidence, none of the exceptions apply to CBD. One of the exceptions addresses whether the drug was marketed in food before the FDA approved the drug and before the institution of any substantial clinical investigations involving the drug. The FDA has stated that interested parties may present the agency with evidence that has bearing on the issue of whether CBD was marketed in food before the FDA approved the CBD drug in 2018 or before the institution of substantial clinical investigations involving the CBD drug. FDA's current position is that this provision of the FDCA also prohibits the introduction or delivery for introduction into interstate commerce of a food to which CBD has been added.

Congress may decide to amend the FDCA to permit the use of hemp-derived CBD in food. The FDA may also decide to issue regulations or guidance that address the use of hemp-derived CBD in food or use its enforcement discretion with respect to hemp-derived CBD products. On May 31, 2019, the FDA held a public hearing, as well as providing a broader opportunity for written public comment, for stakeholders to share their experiences and challenges with CBD products, including information and views related to product safety. Based on this hearing, any legislative or regulatory action could take years to implement or finalize and may not include provisions that would enable our company to produce, market and/or sell hemp products or beverages that contain hemp-derived CBD. We risk becoming subject to adverse publicity and costly federal enforcement actions should we decide to produce, market and/or sell products infused with hemp-derived CBD in the United States. We may be required to expend significant resources in defending our company from such actions which could adversely affect our business and results of operations and divert the attention of management. We may also incur the risk of sustaining considerable damage to our reputation and brand should we become party to federal enforcement actions resulting from the production, marketing or sale of hemp-derived CBD infused products.

Accordingly, if Congress amended federal laws or FDA issued regulations or guidance permitting the use of hemp-derived CBD in food or announcing the agency's decision to use its enforcement discretion with respect to hemp-derived CBD products, we and our suppliers and vendors would be required to implement significant enterprise risk management measures to ensure that there is no commingling of CBD derived from marihuana, as "marihuana" is defined in the federal Controlled Substances Act, with any future commercial supply of hemp-derived CBD that is used to produce our products.

The FDA could force the removal of our products from the U.S. market.

The FDA has broad authority over the regulation of our products. The FDA could, among other things, force us to remove our products from the U.S. market, levy fines or change their regulations on advertising. Any adverse action by the FDA could have a material adverse impact on our business.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As our product portfolio evolves, the regulatory environment with regard to our business is also evolving. Government officials often exercise broad discretion in deciding how to interpret and apply applicable laws or regulations. We may in the future receive formal and informal inquiries from various governmental regulatory authorities, as well as self-regulatory organizations or consumer protection watchdog groups, about our business and compliance with local laws, regulations, or standards. Any determination that our products, operations or activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business in a number of ways. Even if such an inquiry does not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, or similar direct results, the existence of the inquiry alone could potentially create negative publicity that could harm our business and/or reputation.

Risks Related to the Ownership of our Securities

Our common stock is subject to removal from the OTC Markets if we do not implement the reverse stock split by December 31, 2020.

Our common stock is currently quoted on the OTCQB Tier of the OTC Markets. The last reported closing price of our common stock on December 1, 2020 was $0.008 per share. On September 4, 2020 we received notice from the OTC Markets that as the bid price of our common stock had closed below $0.01 for more than 30 consecutive calendar days, we no longer met the Standards for Continued Eligibility for OTCQB pursuant to the OTCQB Standards, Section 2.3(2), which states that the company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days.” The OTC Markets granted us a cure period of 90 calendar days during which the minimum closing bid price for our common stock must be $0.01 or greater for 10 consecutive trading days in order to continue trading on the OTCQB marketplace. If this requirement is not met by December 31, 2020, as extended, we will be removed from the OTCQB marketplace. While our board of directors and majority stockholders have approved a reverse stock split of our common stock in a range of 1:300 to 1:310, the final ratio has not been determined and we have recently begun the process to effect the reverse stock split which we estimate will conclude by mid-January 2021. On the effective date of the reverse stock split, the bid price of our common stock will be increased in the same ratio has the reverse stock split, thereby bringing us back into compliance with the Standards for Continued Eligibility of the OTC Markets. If we are unable to obtain further extensions from the OTC Markets, it is possible our common stock will no longer be quoted on the OTCQB.  In that event, your ability to sell your common stock may be adversely impacted.

The reverse stock split will not change our authorized capital.  Following the reverse stock split our management may issue significant numbers of additional shares of our common stock thereby diluting the ownership interests of our current stockholders.

Our authorized but unissued common stock may be issued at the direction of our board of directors at such times, in such amounts and upon such terms as our board of directors may determine, without further approval of our stockholders unless, in any instance, such approval is expressly required by law. In addition to providing sufficient authorized but unissued and unreserved shares of common stock to permit the full conversion of the Series A Preferred, the exercise of the warrants and/or the conversion of the convertible notes should the holders so elect to convert or exercise such securities, the reverse stock split will provide us with the ability to issue such additional shares of common stock for a variety of corporate purposes, including acquisitions involving the issuance of securities, capital raising transactions, business development efforts, or other proper corporate purposes. Our board of directors reviews and evaluates potential business combination transactions and other corporate actions on an ongoing basis to determine if such actions would be in the best interests of our company and our stockholders. The resulting increase in the number of authorized common shares as a result of the reverse stock split may affect the rights of existing holders of common shares to the extent that future issuances of common shares reduce each existing stockholder’s proportionate ownership and voting rights in our company. In addition, possible dilution caused by future issuances of common shares could be accompanied by a decline in the market price of our shares, assuming a market for our common stock continues, of which there is no assurance.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined under the Securities Exchange Act of 1934, as amended. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges. Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to decline.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has previously determined that we did not maintain effective internal controls over financial reporting. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our current business address is 6991 East Camelback Road Suite D-300 Scottsdale, AZ  85251. We rent these facilities on a month-to-month basis for a monthly rental of $200.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are quoted on the OTCQB Tier of the OTC Markets Group, Inc. under the stock symbol “GMVP.” On December 10, 2020, the last reported sale price of our common stock on the OTCQB was $0.0094 per share, which such price did not give effect to the pending reverse stock split of our common stock described below.  As of December 14, 2020, there were 84 record holders of our common stock.

Pending Reverse Stock Split

 On December 4, 2020 the Company filed a definitive Information Statement on Schedule 14C (the “Information Statement”) with the SEC and mailed same to its stockholders immediately thereafter.  The Information Statement provided notice that on December 2, 2020 the Company’s board of directors and majority stockholders approved a proposal to amend (the “Amendment”) the Company’s Articles of Incorporation, as amended, to authorize the board to effect a reverse stock split of all of our issued and outstanding common stock at a ratio of not less than 1-for-300 and not more than 1-for-310, with the board having the discretion as to when such reverse stock split would be effected (at any time on or prior to December 2, 2021) and the exact ratio of the reverse stock split to be set at a whole number within the above range as determined by the board of directors in its sole discretion.  As of the date of this report, the board has not fixed a ratio for the pending reverse stock split.  The principal reasons for the reverse stock split are set forth in the Information Statement and including our need to regain compliance with OTC Markets, Inc. Standards for Continued Eligibility and an insufficient number of shares of authorized, but unissued and unreserved shares of common stock to provide for full conversion of outstanding shares of our Series A Preferred and outstanding convertible promissory notes.  See Item 1A. Risk Factors appearing earlier in this report.

Dividends

The payment of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc. (“Empire Stock Transfer”), whose address 1859 Whitney Mesa Dr., Henderson, Nevada 89014. Empire Stock Transfer’s telephone number is (702) 818-5898.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On, January 28, 2020, the Company entered into an agreement to repurchase 77,872,500 restricted shares of the Company’s common stock from an investor. The Company paid $80,000 or $.00103 per share and immediately retired the shares.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Overview

Our products are marketed and available through our website www.gridironMVP.com. We intend to engage a distribution partner that has a sufficient broker network and co-packer/manufacturer in order distribute our products through several channels. We believe there will be an increasing demand for enhanced and functional products in 2021 as consumers look for healthy alternatives to enhance their lifestyle. We expect our brand to capitalize on this and potential consumer demand.  We plan to continue to look for opportunities with industrial hemp growers, processors that we can engage in a tolling and/or collaboration agreement.  We believe these types of relationships could assist in stabilizing our raw material supply chain as well as give us positive exposure within the marketplace.

To date we have:

•

In February 2020, we entered into a Stock Purchase Agreement with Notis Global, Inc. whereby we purchased 2,500,000,000 shares of common stock Company that included a Collaboration Agreement, dated January 24, 2020. Under the Collaboration Agreement, the Company and Notis Global “will collaboratively explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products.”

•

Also, effective January 24, 2020, EWSD 1, LLC, d/b/a/ Shi Farms, the Company provided an Original Issue Discount Promissory Note (the “Note”) for $100,000; whereby Shi Farms shall repay its obligations under the Note to the Company in cash with the revenues that Shi Farms bills and collects from its sales of derivative products of hemp planted and harvested in 2020. The Note also provides that Shi Farms shall pay to the Company an aggregate of 2.5% in cash of the revenues that Shi Farms bills and collects from its sales of derivative products of hemp planted and harvested in 2021, 2022, 2023, 2024, and 2025 (the “Future Royalty”). The Company has received no royalty payments to date.

•

In connection with the Collaboration Agreement, the Company and Shi Farms entered into a Supply Agreement, dated January 27, 2020, pursuant to which Shi Farms agreed to sell the Company 30,000 pounds of hemp biomass at a purchase price of $5.00 per pound. The hemp biomass must contain a minimum of 6% total Cannabidiol (CBD/and or CBDA) and all hemp biomass must have less than 3% total TCH content. The hemp biomass must contain no contaminates that are above acceptable industry standards for processing hemp biomass including but not limited to: mold and mildew, non-hemp plant material, soil, insects, rodent droppings, wet or rotting material, heavy metals, residual pesticides or herbicides, or bacteria. Either party may terminate the Supply Agreement prior to delivery of the hemp biomass. The collaboration and supply agreement(s) have produced no revenues to the company this year. We have on inventory approximately 77 liters of THC-Free CBD Distillate because of these agreements. Based upon the current status of Notis Global and Shi Farms, the Company may be in jeopardy of losing the majority of the funds provided to secure these agreements. Management plans to access the status of both of these agreements within the first quarter of 2021 to determine what steps to take in moving forward.

•

On April 27, 2020, we entered into a Participation Agreement with Libertas Funding, LLC, pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company. The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of nine months or until the full participation purchase amount has been paid. The agreement with Libertas renegotiated on September 1, 2020 and we will receive weekly payments in the amount of $4,920.72 on schedule per the Participation Agreement we may consider, if financially viable, continuing to participate with Libertas Funding in the future.

Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs. Our ability to continue as a going concern is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

We have only realized nominal revenues from our business. In the next 12 months, we plan to identify business to whom we can license and/or distribute our brand and product(s) as well as seek additional opportunities to continue as a going concern.

COVID-19

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

Specifically, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. To date, COVID has directly impacted the ability we have to participate in trade show events and other in-person marketing.  Although retailers which may carry our products may be considered essential businesses and therefore be allowed to remain operational, they may experience significantly reduced demand. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to our customers. Further, such risks could also adversely affect retail customers’ financial condition, resulting in reduced spending on our products, which are marketed as premium products. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if our employees or the employees of our sourcing partners who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our co-packing facilities or operations of our sourcing partners.

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Overview. We had revenues of $1,181 and $79,246 for the years ended August 31, 2020 and 2019, respectively. We incurred a net loss of $2,580,068 and $170,067 for the years ended August 31, 2020 and 2019, respectively. The increase in net loss of $2,410,001 is attributable to the factors discussed below.

Revenues. We had revenues from operations of $1,181 and $79,246 for the year ended August 31, 2020 and 2019, respectively. Our 2020 and 2019 revenues consisted primarily of our retail line of health water infused with probiotics and minerals. The decrease of $78,065 of revenues resulted from the Company moving away from the retail line of health water infused with probiotics and minerals. The extent to which, and the amount of, revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had negative gross margins of $1,783 and $9,955 from our operations for the years ended August 31, 2020 and 2019, respectively. The decrease of $8,172 was a result of the small revenues during the year ended August 31, 2020 compared to the year ended December 31, 2019.

Expenses. Our operating expenses were $215,095 and $616,776for the years ended August 31, 2020 and 2019, respectively. The decrease of $401,681 was primarily attributable to the Company moving away from the retail line of health water infused with probiotics and minerals. As a result, professional fees decreased approximately $208,000, advertising decreased approximately $92,000, general and administrative expenses decreased approximately $77,000, stock-based compensation decreased approximately $19,000 and consulting fees decreased approximately $6,000.

Other (Income) Expense. Our total other (income) expense was $2,363,190 and ($456,664) for the years ended August 31, 2020 and 2019, respectively. The $2,819,854 increase in expenses was attributable to a $1,090,121 increase in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion, a $838,403 increase in debt/equity issuance costs on our three new convertible notes payables,  a $385,502 increase in net interest expense on our notes payable, notes receivable, convertible notes payable for our 3 new convertible notes payable, a $546,366 increase in impairment expense as we impaired an uncollectible notes receivable and inventory write-offs, offset by $40,538 other income from the write-off of various payables and other items.

Liquidity and Capital Resources

For the year ended August 31, 2020, we used net cash of $410,248 for operating activities.  We used $300,000 from investing activities for two notes receivable investments of $300,000 (see Note 4 (Notes Receivable) in the accompanying Item 8: Financial Statements).  Net cash of $709,154 was provided by financing activities from proceeds of convertible notes payable $828,000 from an investor less repayments of principal and interest of $38,846 and for a repurchase and retirement of common stock of $80,000 from an investor.  We will require additional capital to continue as a going concern.  As set forth in Note 5 to the notes to consolidated financial statements appearing earlier in this report, we are currently in default under the repayment terms of convertible promissory notes in the aggregate amount of $831,170 (net of debt discounts).

Current Assets

We had total assets of $208,603 as of August 31, 2020, which consisted of $17,881 cash, inventory of 37,450, prepaid expenses of $13,945, notes receivable (net of discount) of $132,852 from our Participation Agreement with Libertas Funding, LLC (see Note 4 (Notes Receivable) in the accompanying Item 8: Financial Statements), equity investment (net of discount) of $2,783, equipment of $2,012, (net of accumulated depreciation) and trademarks of $1,680.

Current Liabilities

We had total liabilities of $2,886,610 as of August 31, 2020 consisting of accounts payable and accrued expenses of $443,496, related party payable of $73,469 due our CEO, derivative liability of $1,454,480, note payable, current portion of $10,0000, note payable, convertible notes payable net of discount of $831,170 (for further information and details on convertible notes which have been issued, see Note 5 (Convertible Notes Payable) in the accompanying Item 8: Financial Statements) and dividends payable of $73,995.

The Company is currently in default representing $831,170 (net of debt discounts); this debt can be converted into common stock at the discretion of the lender.  If the lender decides to convert to common stock it would be a significant dilutive event to holders of the common stock.  Although we are currently working to refinance and/or restructure the notes with the lender(s) we can provide no guarantee or assurance that we will be able to negotiate favorable terms, if we are unable to refinance or restructure the notes under favorable terms it could result in a complete loss of any investment made into the Company and we may have to cease operations.

The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 467,357,000 shares, which would exceed the authorized shares by approximately 267,357,000 shares. Due to existing restrictions limiting the holder of a convertible note to receive, upon conversion, shares of common stock which will not exceed 4.9% of our issued and outstanding common stock, there is no imminent requirement that the number of our authorized capital stock be increased. At an appropriate time, the Company envisions seeking shareholder approval of an increase in the Company’s authorized capitalization to some greater number of authorized shares, but the Company cannot provide any assurance that the Company will be able to obtain the necessary shareholder approval. If the Company fails to obtain shareholder approval for the increase in authorized capitalization, the Company may be in default under the terms of the preferred conversion and warrants and convertible promissory notes payable.

Cash Requirements

August 31, 2020, we had a cash balance of $17,881, total current liabilities of $2,886,610. Such cash amount of $17,881 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Going Concern

To date the Company only generated nominal revenues and consequently has incurred recurring losses from operations. We do not have sufficient funds to support our daily operations for the next twelve (12) months. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business model and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business model and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

OFF-BALANCE SHEET ARRANGEMENTS

Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS

GRIDIRON BIONUTRIENTS, INC.

Financial Statements

August 31, 2020

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gridiron BioNutrients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gridiron BioNutrients, Inc. (“the Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and net losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
December 14, 2020

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2020	August 31, 2019

ASSETS
Current assets:
Cash	$17,881	$18,975
Inventory	37,450	203,563
Prepaid expenses	13,945	25,611
Notes receivable, net of discount	132,852	-
Total current assets	202,128	248,149

Other assets
Equity investment, net of discount	2,783	-
Equipment, net of accumulated depreciation of $3,144 and $2,446, respectively	2,012	6,585
Trademarks	1,680	1,680
Total other assets	6,475	8,265

Total Assets	$208,603	$256,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$443,496	$45,979
Related party payable	73,469	38,449
Derivative liability	1,454,480	39,381
Note payable, current portion	10,000	49,500
Note payable, convertible net of discount	831,170	27,049
Dividends payable	73,995	23,695
Total current liabilities	2,886,610	224,053

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Common stock to be issued	-	160,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
8,480,000 and 8,480,000 issued and outstanding as of
August 31, 2020 and 2019, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized;
57,636,720 and 135,280,651 shares issued and outstanding as of
August 31, 2020 and 2019, respectively	57,637	135,281
Additional paid in capital	1,099,803	942,159
Accumulated deficit	(3,843,927)	(1,213,559)
Total stockholders' equity (deficiency)	(2,678,007)	32,361

Total Liabilities and Stockholders' equity	$208,603	$256,414

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Months Ended
	August 31, 2020	August 31, 2019

Revenue	$1,181	$79,246
Cost of Revenue	2,964	89,201

Gross margin	(1,783)	(9,955)

Operating expenses:
Advertising	$2,664	$94,443
Consulting fees	63,375	69,592
General and administrative	85,638	163,129
Professional fees	63,418	270,837
Stock compensation expense	-	18,775
Total operating expenses	215,095	616,776

Net operating income (loss)	(216,878)	(626,731)

Other (income) expense:
Interest expense	427,286	538
Interest income	(41,246)	-
Impairment expense	587,622	41,256
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	(301,581)	(521,784)
Interest accretion	869,967	49
Debt/Equity issuance costs on convertible notes payable	861,680	23,277
Other (income) expense	(40,538)	-
Total Other (income) expense	2,363,190	(456,664)

Net income (loss)	$(2,580,068)	$(170,067)

Basic and diluted income (loss) per share	$(0.03)	$(0.00)

Weighted average number of common
shares outstanding - basic	92,480,448	134,300,278

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Common		Total Stockholders'
					Paid-In	Stock to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)

Balance at August 31, 2018	8,480,000	$8,480	132,637,500	$132,638	$867,949	$160,000	$(993,192)	$175,875

Dividends on preferred stock accrued	-	-	-	-	-	-	(50,300)	(50,300)
Stock compensation issued	-	-	450,000	450	18,325	-	-	18,775
Conversion of stock from dividends payable	-	-	2,193,151	2,193	55,885	-	-	58,078
Net loss, period ended August 31, 2019	-	-	-	-	-	-	(170,067)	(170,067)

Balance at August 31, 2019	8,480,000	$8,480	135,280,651	$135,281	$942,159	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	228,569	229	159,771	(160,000)		-
Repurchase and retirement of common stock	-	-	(77,872,500)	(77,873)	(2,127)	-	-	(80,000)
Dividends on preferred stock accrued	-	-	-	-	-	-	(50,300)	(50,300)
Net loss, period ended August 31, 2020	-	-	-	-	-	-	(2,580,068)	(2,580,068)

Balance at August 31, 2020	8,480,000	$8,480	57,636,720	$57,637	$1,099,803	$-	$(3,843,927)	$(2,678,007)

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Months Ended
	August 31, 2020	August 31, 2019

Cash flows from operating activities:
Net income (loss)	$(2,580,068)	$(170,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,613	1,916
Debt/Equity issuance costs on convertible notes payable	861,680	23,276
(Gain) Loss on change in fair value of derivative liability and interest accretion	568,386	(521,735)
Penalties assessed on unpaid dividends	-	27,281
Stock based compensation	-	18,775
Impairment expense	76,960	1,120
Prior year correction to note payable, current portion (See Note 5)	(39,500)	-
Unrealized income on investment	(2,783)	-
Changes in operating assets and liabilities:
Accounts receivable	-	428
Inventory	166,113	(150,453)
Prepaid expenses	11,666	4,389
Notes receivable	67,148	-
Accounts payable and accrued expenses	422,517	(10,859)
Related party payable	35,020	-
Net cash used in operating activities	(410,248)	(775,929)

Cash flows from investing activities:
Purchase of equipment	-	(6,564)
Notes receivable investment	(300,000)	-
Net cash used in investing activities	(300,000)	(6,564)

Cash flows from financing activities
Proceeds from convertible notes payable	828,000	27,000
Repurchase and retirement of common stock	(80,000)
Repayment of convertible notes payable	(38,846)	-
Net cash provided by financing activities	709,154	27,000

Net increase (decrease) in cash	(1,094)	(755,493)
Cash - beginning of the year	18,975	774,468
Cash - end of the period	$17,881	$18,975

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$50,300	$50,300
Shares issued for dividend declared	$-	$58,078
Discount on convertible note payable	$129,615	$3,000
Issuance of common stock from shares to be issued	$160,000	$-

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements

August 31, 2020

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $17,881 and $18,975 of cash as of August 31, 2020 and August 31, 2019, respectively.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2020 and August 31, 2019. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of August 31, 2020 and August 31, 2019.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of August 31, 2020 and August 31, 2019:

	August 31, 2020	August 31, 2019
Computer Equipment	$1,569	$2,467
Vehicle	0	2,977
Other	3,587	3,587
Accumulated depreciation	(3,144)	(2,446)
Net book value	$2,012	$6,585

Depreciation expense was $2,613 and $1,916 for years ended August 31, 2020 and 2019, respectively.

Inventories

Inventories consist of raw materials and t-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $485,662 and $40,136 of obsolete inventory or inventory below market value for the years ended August 31, 2020 and 2019, respectively.

A summary of the Company’s inventory as of August 31, 2020 and August 31, 2019 is as follows:

Type	August 31, 2020	August 31, 2019
Raw Materials	$450	$19,477
T-free Distillate	37,000	-
Packaging Materials	0	6,558
Gridiron Water & Concentrates	0	126,774
Capsules	0	32,044
Gummy Products and Other	0	18,710

Total Inventory	$37,450	$203,563

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The conversion of preferred shares, warrants and convertible debt to common shares could potentially bring the number of common shares to a total of approximately 467,357,000, which would exceed the authorized shares by approximately 267,357,000 shares. Due to existing restrictions limiting the holder of a convertible note to receive, upon conversion, shares of common stock which will not exceed 4.9% of our issued and outstanding common stock, there is no imminent requirement that the number of our authorized capital stock be increased. At an appropriate time, the Company envisions seeking shareholder approval of an increase in the Company’s authorized capitalization to some greater number of authorized shares, but the Company cannot provide any assurance that the Company will be able to obtain the necessary shareholder approval. If the Company fails to obtain shareholder approval for the increase in authorized capitalization, the Company may be in default under the terms of the preferred conversion and warrants and convertible promissory notes payable.

The preferred conversion and warrants would account for approximately 51,394,000 additional shares, the convertible debt would account for approximately 358,326,000 additional shares along with the 57,636,720 outstanding shares at August 31, 2020. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's operating losses for the years ended August 31, 2020 and 2019.

Dividends

As discussed in Note 7 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $73,995 and $23,695 of dividends payable at August 31, 2020 and August 31, 2019, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $2,664 and $94,443 during the years ended August 31, 2020 and 2019, respectively.

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

There was $-0- and $18,775 of stock-based compensation during the years ended August 31, 2020 and 2019, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of August 31, 2020 and August 31, 2019.

Trademark

 Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. At August 31, 2019, two of the trademarks for $1,120 were deemed impaired and written off to impairment expense in the accompanying statement of operations. As of August 31, 2020, and August 31, 2019, the Company had trademarks totaling $1,680.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $2,580,068 for the years ended August 31, 2020. The Company has working capital deficit of $2,684,482 and an accumulated deficit of $3,843,927 as of August 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES RECEIVABLE

On January 24, 2020, the Company received a promissory note from a supplier, Notis Global, Inc. (“NGBL”). The $112,500 note was issued with an original issue discount of $12,500 or 12.5%. NGBL will repay the promissory note with 12.5% of its sales of derivative products of hemp planted and harvested in 2020. In addition, once the promissory note has been repaid, the Company shall be paid an aggregate of 3.75% of the 2020 derivative products revenues sold by the supplier. As of August 31, 2020, the Company has not earned a repayment. The original issue discount is amortized through the term of the note. The Company evaluated the promissory noted under ASU 2016-16, “Financial Instruments – Credit Losses, (Topic 326)” and determined the entire balance was impaired. The Company reported an $100,000 impairment charge in the accompanying statement of operations.

In addition to the January 24, 2020 Notes Receivable mentioned above, NGBL granted the Company 1,000,000 Warrants to purchase one share of NGBL common stock, at an exercise price of $0.0001 per share during the period commencing January 24, 2020 and ending on January 21, 2025. NGBL valued the warrants at $10,000, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the Warrants and determined there was $-0- value at August 31, 2020.

In addition to the January 24, 2020 Notes Receivable mentioned above, NGBL agreed to pay the Company an aggregate of 2.5% of the revenues that NGBL bills and collects from its sales of derivative products of hemp planted and harvested in 2021, 2022, 2023, 2024, and 2025. See Note 10 Material Contracts for a discussion of an additional agreement with NGBL.

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of years or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. The unpaid balance was $132,852 at August 31, 2020.

In addition, on April 29, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $2,783 at August 31, 2020. For the year ended August 31, 2020, the Company recorded other income of $2,783 in the accompanying statement of operations.

NOTE 5 – NOTES PAYABLES

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,482 and $10,981 at August 31, 2020 and August 31, 2019, respectively. The Company is in default with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At February 29, 2020, the Company wrote-off the promissory note to operating expense in the accompanying consolidated statement of operations. The unpaid balance was $-0- and $39,500 at August 31, 2020 and August 31, 2019, respectively.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $46,870 and $30,033 at August 31, 2020 and August 31, 2019, respectively. On March 3, 2020, the Company was granted an extension of payment terms to August 1, 2020. The five-month extension does not modify any terms in the convertible promissory note. The Company is in default with the repayment terms of the note.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $825,475 at August 31, 2020. The Company is in default with the repayment terms of the note.

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at -0-% per year. The Company recorded the self-amortizing convertible promissory note using the effective interest rate method to calculate the loan payable at $202,500 and accrued interest at $57,115. The note requires nine equal payments due starting June 15, 2020 for $28,846. In the event the Company fails to make the $28,846 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 21, 2021. The Company made the first payment on June 15, 2020 for $28,846 and a partial payment of $10,000 on July 15, 2020.  The original issue discount is amortized through the term of the note. The unpaid principal and interest balance was $287,665 at August 31, 2020. The Company is in default with the repayment terms of the note.

The conversion features meet the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense). See Note 9 - Derivative Liability, for a further discussion.

At August 31, 2020 and August 31, 2019, the outstanding principal balances of the convertible notes payable, net of original issue debt was $831,170 and $27,049, respectively. The Company recorded interest accretion on the debt discount of $869,867 and $49 for the years ended August 31, 2020 and 2019, respectively, in the accompanying consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2020 and August 31, 2019, the Company owed $73,469 and $38,449, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were 8,480,000 preferred shares issued and outstanding as of August 31, 2020 and August 31, 2019.

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

There were 57,636,720 and 135,280,651 common shares issued and outstanding as of August 31, 2020 and 2019, respectively.

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

NOTE 9 – DERIVATIVE LIABILITY

Preferred Stock Warrants

During the year ended August 31, 2018, the Company issued a total of 8,480,000 warrants to purchase common stock as part of its preferred stock offering. The warrants are exercisable for a period of three years at $0.165 per share. Additionally, the warrant holder is entitled to a cashless exercise after nine months from issuance in which the holder is entitled to receive a number of shares equal to: [A] the number of outstanding warrant shares under the original issuance multiplied by [B] the greater of the trailing five day volume weighted average price less [A] the number of outstanding warrant shares under the original issuance multiplied by [C] the exercise price of the warrant under the original issuance divided by [D] the lesser of the arithmetic average of the volume weighted average price during the five trailing trading days or the volume weighted average price for the trading day immediately prior to the cashless exercise election. For clarity, the resulting formula is [(A x B) – (A x C)] / D.

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

The Company revalued the derivative liability as of August 31, 2020 and recorded income of $44,344 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon the measurement: value per common share of $0.0069, a remaining life of .91 years, an exercise price of $0.165, a risk-free rate of 0.13% and volatility of 283%.

The following table summarizes all stock warrant activity for the years ended August 31, 2020:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2019	8,480,000	$0.165
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, August 31, 2020	8,480,000	$0.165

The following table discloses information regarding outstanding and exercisable warrants at August 31, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.165	8,480,000	$0.165	0.91	8,480,000	$0.165

Convertible Notes Payable

As discussed in Note 5 – Notes Payable, the Company signed various convertible promissory note with an investor as follows:

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

The Company revalued the derivative liability as of August 31, 2020 and recorded income of $1,142 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0069, a remaining life of 1 month, an exercise price of $.00445, a risk-free rate of .08% and volatility of 290%.

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

The Company revalued the derivative liability as of August 31, 2020 and recorded income of $2,137 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0069, a remaining life of 1 month, an exercise price of $0.00385, a risk-free rate of .08% and volatility of 290%.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $929,300 which was recorded as a derivative liability during the three months ended August 31, 2020. The Company used the following assumptions upon initial measurement: value per common share of $0.0216, a remaining life of 6 months, an exercise price of $0.01017, a risk-free rate of 1.57% and volatility of 281%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $55,500 and a derivative discount of $499,500 which aggregated a total discount of $555,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $429,800 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of August 31, 2020 and recorded income of $110,056 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0069, a remaining life of 1 month, an exercise price of $0.00385, a risk-free rate of 0.08% and volatility of 290%.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $587,772 which was recorded as a derivative liability during the three months ended August 31, 2020. The Company used the following assumptions upon initial measurement: value per common share of $0.0103, a remaining life of 9 months, an exercise price of $0.00408, a risk-free rate of 0.17% and volatility of 304%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $57,115 and a derivative discount of $202,500 which aggregated a total discount of $259,615 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $385,272 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of August 31, 2020 and recorded income of $123,123 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $0.0069, a remaining life of 6 months, an exercise price of $0.00368, a risk-free rate of 0.13% and volatility of 288%.

Derivative Liability Summary

As of August 31, 2020 and 2019, respectively, the Company had derivative liabilities totaling $1,465,480 and $39,381, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of ($301,581) and ($521,784) for the years ended August 31, 2020 and 2019, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $869,967 and $49 to interest accretion during the years ended August 31, 2020 and 2019, respectively, in the accompanying consolidated statement of operations for the derivative convertible notes payable.

NOTE 10 – MATERIAL CONTRACTS

On or about September 4, 2019, the Company signed an initial non-binding letter of intent with NanoPeak Performances, LLC with a subsequent addendum for the sale of the majority of its existing inventory as well as the exclusive license to Gridiron intellectual property and other intangible assets. During October 2019, NanoPeak Performances paid a $25,000 non-refundable deposit on the transaction. The Company recorded the deposit in accrued expenses in accompanying consolidated balance sheet. On February 29, 2020, the Company determined the non-binding letter of intent terminated and wrote-off the $25,000 non-refundable deposit other income in the accompanying statement of operations.

In November 2019, the Company made a strategic decision to expand into the cannabinoids (CBD) oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with Notis Global, Inc. (“NGBL”), a grower to purchase 10,000 pounds of industrial hemp (biomass) and was processed into crude during the three months ended February 29, 2020. During November 2019, the Company paid $100,000 to the supplier and recorded the purchase in inventory in the accompanying consolidated balance sheet. During January 2020, the Company purchased an additional 30,000 pounds of industrial hemp (biomass) for $5 a pound or $150,000 under the agreement. On August 31, 2020, the Company wrote-down $115,000 of its recently purchased industrial hemp (biomass) raw material to fair market value of $35,000.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000. During the years ending August 31, 2020, the Company spent $72,500 to fulfill the contract.

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at August 31, 2020.

NOTE 11 – INCOME TAXES

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended August 31, 2020 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2020	2019
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%

The net deferred tax assets consist of the following:

	August 31, 2020	August 31, 2019
Deferred tax asset	$807,225	$254,847
Valuation allowance	(807,225)	(254,847)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended August 31, 2020 was an increase of $552,377.

NOTE 12 – SUBSEQUENT EVENTS

The Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”).  On September 1, 2020, Libertas renegotiated this agreement and the Company will receive weekly payments for $4,921 and extended the term to 38 weeks. The previous weekly payment was $6,984.

On December 4, 2020 a Schedule 14C Information form was filed with the Securities and Exchange Commission announcing the Company’s board of directors and majority stockholders have approved a proposal to amend the Company’s Articles of Incorporation, to authorize the board to effect a Reverse Stock Split of all of our issued and outstanding common stock at a ratio of not less than 1-for-300 and not more than 1-for-310, with the Company’s board having the discretion as to when such Reverse Stock Split would be effected (at any time on or prior to December 2, 2021) and the exact ratio of the Reverse Stock Split to be set at a whole number within the above range as determined by the Company’s board of directors in its sole discretion. The board of directors believes that the availability of alternative reverse split ratios will provide it with the flexibility to implement the Reverse Stock Split in a manner designed to maximize the anticipated benefits for the Company and its stockholders.

The Company has evaluated all events occurring subsequently to these financial statements through December 14, 2020 and determined there were no other items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, consisting solely of our President, who is our principal executive officer and principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2020 as a result of material weaknesses in our internal control over financial reporting described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2020, management, consisting solely of our President, who is our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is our principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2020.

During March 2020, it was discovered a $39,500 promissory note dated May 31, 2018 was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018 by Company’s former accountant. At February 29, 2020, the Company wrote-off the promissory note to operating expense in the accompanying consolidated statement of operations.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. If we have sufficient funds and are able to hire additional personal, we plan to implement additional oversight and monitoring procedures to our internal controls in the second quarter of 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Timothy Orr	49	President, Secretary, Treasurer and Director

Timothy Orr-President, Secretary, Treasurer and Director

Business Experience

Timothy Orr, age 49, has served as our President and a director since October 9, 2017. He has also served as Secretary and Treasurer since February 28, 2018. Mr. Orr has over 20 years of legal, business and public and private company experience. Mr. Orr’s law practice focuses on business formation and financing tailored to small and medium size companies. Mr. Orr has acted as outside counsel for publicly traded companies as well as private companies seeking equity financing for the expansion of their business. Additionally, since 2004, Mr. Orr has owned and operated Jameson Capital, LLC, a business development consulting services company. In 1994, Mr. Orr obtained a BA in Biology from Whitworth University, and in 1998, he obtained a JD from Gonzaga School of Law. Mr. Orr’s background as a lawyer and desire to participate in the management of Gridiron BioNutrients. led to our conclusion that he should serve as a director in light of our business and structure.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The company does not have an audit committee financial expert serving on an audit committee.  At this time the company has only one officer and director.  In the future, the company may seek to retain an audit committee financial expert provided the company has the resources to accomplish this task.

COMPENSATION COMMITTEE

The company currently does not have a standing compensation committee or committee performing similar functions, as there is currently only one officer and director who determines the compensation paid.  Provided the company can secure adequate resources and personal, in the future the board may nominate a compensation committee. The current officer and director reviews his compensation from time to time to determines the appropriate amounts paid. There are no employment agreements by and between the current officer and director.

EMPLOYMENT AGREEMENTS

We have no written employment agreement with our current sole officer and director, Mr. Orr. Mr. Orr reviews his compensation from time to time to determine what consideration he receives based upon workload and required expertise.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2020, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Timothy Orr (1)	2020	0	0	0	0	0	0	69,900	69,900
	2019	0	0	0	0	0	0	99,600	99,600

_____________

(1)	Since December 1, 2019, Mr. Orr is paid approximately $5,000 monthly as consideration for his services to the company.

Option Grants

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for our named executive officer outstanding as of August 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy Orr	0	0	0	$0	N/A	0	0	0	0

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2020.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2020, and through the date of filing of this Annual Report on Form 10-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2020, as our director(s) are not entitled to receive compensation for serving on the board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)		Total ($)

Timothy Orr	0	0	0	0	0	0	(1)	0	(1)

_____________

(1)	Excludes executive compensation.

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

The percentages below are calculated based on 57,636,720 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Timothy Orr (3)	26,527,500	46.0%
All directors and executive officers as a group (1 person)		26,527,500	46.0%

___________

(1)	The percentages below are based on 57,636,720 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o GridIron BioNutrients, 6991 East Camelback Road, Suite D-300, Scottsdale, AZ 85251.
(3)	Appointed President and director on October 9, 2017. Appointed Secretary and Treasurer on February 27, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended August 31, 2020 and 2019, we paid Timothy Orr, our sole director and officer, $69,900 and 99,600, respectively. During the years ended August 31, 2020 and 2019, we owed Mr. Orr, $73,469 and $38,449, respectively. The monies owed represent unpaid compensation and reimbursements for business expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2020 and 2019, the total fees charged to the company for audit services, including quarterly reviews were $34,114 and $28,870, and total fees charged for tax services and other services were $1,000 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.2	Bylaws	S-1	4/13/2015	3.2
4.1	Securities Purchase Agreement & Warrants Dated July 30, 2018	10-K	12/14/2020	4.1
10.1	Supply Agreement, Notis Global, Inc. November 27, 2019	10-K	12/14/2020	10.1
10.2	Toll Processing Agreement, Syndicate Oil, November 26, 2019	10-K	12/14/2020	10.2
10.3	Collaboration Agreement, Notis Global, Inc. January 24, 2020	10-K	12/14/2020	10.3
10.4	Calvary Convertible Note Dated August 27, 2019	10-K	12/14/2020	10.4
10.5	Calvary Convertible Note Dated November 25, 2019	10-K	12/14/2020	10.5
10.6	Calvary Convertible Note Dated January 27, 2020	10-K	12/14/2020	10.6
10.7	Calvary Convertible Note Dated April 27, 2020	10-K	12/14/2020	10.7
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.

Date: December 14, 2020	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Timothy Orr	President, Secretary, Treasurer,	December 14, 2020
Timothy Orr	Director, principal executive officer, principal financial and accounting officer

