Form 10-Q
period 2020-11-30
GridIron BioNutrients, Inc.
filed 2021-01-13
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

not applicable

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 13, 2021, there were 187,194 shares of common stock outstanding.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:
	•	we are in default under the terms of convertible promissory notes in the aggregate amount of $984,615.35;
	•	we have a history of losses;
	•	our auditors have raised substantial doubts about our ability to continue as a going concern;
	•	we have a working capital deficit and need to raise additional capital to continue our business model;
	•	our dependence on third party brokers, distributors and co-packers;
	•	the adverse impact of COVID-19 on our company; and
	•	our reliance on our sole officer and director.
•	Risks related to regulation applicable to our industry, including:
	•	significant labeling and warning requirements;
	•	compliance with existing laws and regulations and possible future changes in laws and regulations; and
	•	any failure to protect personal data;
•	Risks related to the ownership of our securities, including:
	•	the applicability of penny stock rules; and
	•	material weaknesses in our internal control over financial reporting;

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2020, and our other filings with the SEC. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Gridiron,” “GridIron BioNutrients”, “we”, “us,” or “our” are to Gridiron BioNutrients, Inc., a Nevada corporation and our wholly-owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2020	August 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$29,550	$17,881
Accounts receivable	3,080	-
Inventory	36,450	37,450
Prepaid expenses	9,000	13,945
Notes receivable, net of discount	104,032	132,852
Total current assets	182,112	202,128

Other assets
Equity investment, net of discount	4,870	2,783
Equipment, net of accumulated depreciation of $3,574 and $3,144, respectively	1,582	2,012
Trademarks	1,680	1,680
Total other assets	8,132	6,475

Total Assets	$190,244	$208,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$489,025	$443,496
Related party payable	73,695	73,469
Derivative liability	1,547,122	1,454,480
Note payable, current portion	10,000	10,000
Note payable, convertible net of discount	911,682	831,170
Dividends payable	86,570	73,995
Total current liabilities	3,118,094	2,886,610

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
8,480,000 and 8,480,000 issued and outstanding as of
November 30, 2020 and August 31, 2020, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized;
187,194 shares issued and outstanding as of
November 30, 2020 and August 31, 2020	187	187
Additional paid in capital	1,157,253	1,157,253
Accumulated deficit	(4,093,770)	(3,843,927)
Total stockholders' equity (deficiency)	(2,927,850)	(2,678,007)

Total Liabilities and Stockholders' equity	$190,244	$208,603

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2019

Revenue	$3,080	$633
Cost of Revenue	1,421	1,552

Gross margin	1,659	(919)

Operating expenses:
Advertising	$210	$1,371
Consulting fees	15,000	24,900
General and administrative	12,003	17,821
Professional fees	31,621	10,209
Total operating expenses	58,834	54,301

Net operating income (loss)	(57,175)	(55,220)

Other (income) expense:
Interest expense	36,750	2,950
Interest income	(27,724)	-
Impairment expense	-	1,882
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	92,642	146,227
Interest accretion	80,512	16,962
Debt/Equity issuance costs on convertible notes payable	-	46,608
Other (income) expense	(2,087)	-
Total Other (income) expense	180,093	214,629

Net income (loss)	$(237,268)	$(269,849)

Basic and diluted income (loss) per share	$(1.27)	$(0.61)

Weighted average number of common shares outstanding - basic	187,194	439,375

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common Stock		Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Three Months Ended November 30, 2019
Balance at August 31, 2019	8,480,000	$8,480	439,285	$439	$1,077,001	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	742	1	159,999	(160,000)		-
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2019	-	-	-	-	-	-	(269,849)	(269,849)

Balance at November 30, 2019 (Unaudited)	8,480,000	$8,480	440,027	$440	$1,237,000	$-	$(1,495,983)	$(250,063)

Three Months Ended November 30, 2020
Balance at August 31, 2020	8,480,000	$8,480	187,194	$187	$1,157,253	$-	$(3,843,927)	$(2,678,007)

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2020	-	-	-	-	-	-	(237,269)	(237,269)

Balance at November 30, 2020 (Unaudited)	8,480,000	$8,480	187,194	$187	$1,157,253	$-	$(4,093,771)	$(2,927,851)

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.

Consolidated Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2019

Cash flows from operating activities:
Net income (loss)	$(237,268)	$(269,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	430	653
Debt/stock based issue costs	-	46,608
(Gain) Loss on change in fair value of derivative liability and interest accretion	173,154	165,074
Unrealized income on investment	(2,087)	-
Accounts receivable	(3,080)	(299)
Inventory	1,000	(96,132)
Prepaid expenses	4,945	4,835
Notes receivable	28,820	-
Accounts payable and accrued expenses	45,529	27,067
Related party payable	226	18,514
Net cash provided by (used in) operating activities	11,669	(103,529)

Cash flows from financing activities
Proceeds from convertible notes payable	-	126,000
Net cash provided by financing activities	-	126,000

Net increase (decrease) in cash	11,669	22,471
Cash - beginning of the year	17,881	18,975
Cash - end of the period	$29,550	$41,446

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$12,575	$12,575
Discount on convertible note payable	$-	$140,000
Issuance of common stock from shares to be issued	$-	$160,000

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements (Unaudited)

November 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron BioNutrients, Inc. (the “Company” or “Gridiron”) was formed under the laws of the state of Nevada on July 20, 2017 to develop and distribute a retail line of health water infused with probiotics and minerals.

The Company is currently developing products which contain a proprietary blend of humic and fulvic acid, trace minerals, probiotics, electrolytes, cannabidiol (CBD) within an alkaline of pH10. Gridiron has secured the rights to this proprietary formulation through its CEO, Timothy Orr (Verbal Agreement). Timothy Orr provided the formulation in connection with his receipt of 105,519 shares of common stock from the Company on October 9, 2017.

Gridiron has the exclusive right(s) to develop CBD products with this formulation. However, Gridiron is limited to developing only CBD products with this formulation and as such does not have any rights to develop products that do not contain CBD with this formulation.

The Company has elected an August 31st year end.

Acquisition and Reverse Merger

On October 10, 2017, the Company completed a reverse merger with My Cloudz, Inc. (“My Cloudz”) pursuant to which the Company merged into My Cloudz on October 10, 2017. Under the terms of the merger, the Company shareholders received 227,273 common shares of My Cloudz common stock such that the Company shareholders received approximately 57% of the total common shares issued and outstanding following the merger. Due to the nominal assets and limited operations of My Cloudz prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby the Company became the accounting acquirer (legal acquiree) and My Cloudz was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (GridIron) adjusted to reflect the legal capital of the accounting acquiree (My Cloudz). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of August 31.

At the date of acquisition, My Cloudz had $3,972 of cash, $1,105 of accounts payable and a related party payable of $75,907. Book values for all assets acquired and liabilities assumed equaled fair values as of the date of acquisition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three-months ended November 30, 2020 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $29,550 and $17,881 of cash as of November 30, 2020 and August 31, 2020, respectively.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of November 30, 2020 and August 31, 2020. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of November 30, 2020 and August 31, 2020.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of November 30, 2020 and August 31, 2020:

	November 30, 2020	August 31, 2020
Computer Equipment	$1,569	$1,569
Vehicle	0	0
Other	3,587	3,587
Accumulated depreciation	(3,574)	(3,144)
Net book value	$1,582	$2,012

Depreciation expense was $430 and $653 for three months ended November 30, 2020 and 2019, respectively.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $-0- and $1,882 of obsolete inventory or inventory below market value for the three months ended November 30, 2020 and 2019, respectively.

A summary of the Company’s inventory as of November 30, 2020 and August 31, 2020 is as follows:

Type	November 30, 2020	August 31, 2020
Raw Materials	$450	$450
T-free Distillate	36,000	37,000

Total Inventory	$36,450	$37,450

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

The preferred conversion and warrants would account for approximately 167,000 additional shares, the convertible debt would account for approximately 1,164,000 additional shares along with the 187,194 outstanding shares at November 30, 2020. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The Company’s convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the three months ended November 30, 2020 and 2019.

Dividends

As discussed in Note 7 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $86,570 and $73,995 of dividends payable at November 30, 2020 and August 31, 2020, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $210 and $1,371 during the three months ended November 30, 2020 and 2019, respectively.

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

There was $-0- stock-based compensation during the three months ended November 30, 2020 and 2019.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $3,080 and $-0- outstanding accounts receivable as of November 30, 2020 and August 31, 2020, respectively.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of November 30, 2020, and August 31, 2020, the Company had trademarks totaling $1,680.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $237,268 for the three months ended November 30, 2020. The Company has working capital deficit of $2,935,982 and an accumulated deficit of $4,093,770 as of November 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES RECEIVABLE

On January 24, 2020, the Company received a promissory note from a supplier, Notis Global, Inc. (“NGBL”). The $112,500 note was issued with an original issue discount of $12,500 or 12.5%. NGBL will repay the promissory note with 12.5% of its sales of derivative products of hemp planted and harvested in 2020. In addition, once the promissory note has been repaid, the Company shall be paid an aggregate of 3.75% of the 2020 derivative products revenues sold by the supplier. The original issue discount is amortized through the term of the note. At August 31, 2020, the Company evaluated the promissory noted under ASU 2016-16, “Financial Instruments – Credit Losses, (Topic 326)” and determined the entire balance was impaired. The Company reported an $100,000 impairment charge at August 31, 2020.

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of three months or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. On September 1, 2020, Libertas renegotiated this agreement and the Company will receive weekly payments for $4,921 and extended the term to 38 weeks. The previous weekly payment was $6,984. The unpaid balance was $104,032 and $132,852 at November 30, 2020 and August 31, 2020, respectively.

In addition, on April 29, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $4,807 and $2,783 at November 30, 2020 and August 31, 2020, respectively. For the three months ended November 30, 2020 and 2019, the Company recorded other income of $2,087 and $-0-, respectively, in the accompanying statement of operations.

NOTE 5 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,607 and $11,482 at November 30, 2020 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At February 29, 2020, the Company wrote-off the promissory note to operating expense. The unpaid balance was $-0- at November 30, 2020 and August 31, 2020.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $48,216 and $46,870 at November 30, 2020 and August 31, 2020, respectively. On March 3, 2020, the Company was granted an extension of payment terms to August 1, 2020. The five-month extension does not modify any terms in the convertible promissory note. The Company is in default with the repayment terms of the note.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. On May 27, 2020, the Company was granted an extension of payment terms to November 30, 2020. The six-month extension does not modify any terms in the convertible promissory note. The unpaid balance including accrued interest was $218,670 and $212,577 at November 30, 2020 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $850,382 and $825,475 at November 30, 2020 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at -0-% per year. The Company recorded the self-amortizing convertible promissory note using the effective interest rate method to calculate the loan payable at $202,500 and accrued interest at $57,115. The note requires nine equal payments due starting June 15, 2020 for $28,846. In the event the Company fails to make the $28,846 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 21, 2021. The Company made the first payment on June 15, 2020 for $28,846 and a partial payment of $10,000 on July 15, 2020. The original issue discount is amortized through the term of the note. The unpaid principal and interest balance was $291,754 and $287,665 November 30, 2020 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

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

At November 30, 2020 and August 31, 2020, the outstanding principal balances of the convertible notes payable, net of debt discount was $911,682 and $831,170, respectively. The Company recorded interest accretion on the debt discount of $80,512 and $16,962 for the three months ended November 30, 2020 and 2019, respectively, in the accompanying consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2020, and August 31, 2020, the Company owed $73,695 and $73,469, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were 8,480,000 preferred shares issued and outstanding as of November 30, 2020 and August 31, 2020.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock.

On, January 28, 2020, the Company entered into an agreement to repurchase 252,833 restricted shares of the Company’s common stock from an investor. The Company paid $80,000 or $0.3164 per share and immediately retired the shares.

There were 187,194 common shares issued and outstanding as of November 30, 2020 and August 31, 2020.

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

NOTE 9 – DERIVATIVE LIABILITY

Preferred Stock Warrants

During the year ended August 31, 2018, the Company issued a total of 27,532 warrants to purchase common stock as part of its preferred stock offering. The warrants are exercisable for a period of three years at $50.82 per share. Additionally, the warrant holder is entitled to a cashless exercise after nine months from issuance in which the holder is entitled to receive a number of shares equal to: [A] the number of outstanding warrant shares under the original issuance multiplied by [B] the greater of the trailing five day volume weighted average price less [A] the number of outstanding warrant shares under the original issuance multiplied by [C] the exercise price of the warrant under the original issuance divided by [D] the lesser of the arithmetic average of the volume weighted average price during the five trailing trading days or the volume weighted average price for the trading day immediately prior to the cashless exercise election. For clarity, the resulting formula is [(A x B) – (A x C)] / D.

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

Upon issuance, the Company valued the derivative using a Black-Scholes model yielding a total value of $674,012 which was expensed during the year ended August 31, 2018. The Company used the following assumptions upon initial measurement: value per common share of $27.72, a remaining life of 3.0 years, an exercise price of $50.82, a risk-free rate of 2.77% and volatility of 195%.

The Company revalued the derivative liability as of November 30, 2020 and recorded income of $12,345 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon the measurement: value per common share of $2.34, a remaining life of .66 years, an exercise price of $50.82, a risk-free rate of 0.09% and volatility of 255%.

The following table summarizes all stock warrant activity for the three months ended November 30, 2020:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2020	27,532	$50.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, November 30, 2020	27,532	$50.82

The following table discloses information regarding outstanding and exercisable warrants at November 30, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$50.82	27,532	$50.82	0.66	27,532	$50.82

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $50,277 which was recorded as a derivative liability during the year ended August 31, 2019. The Company used the following assumptions upon initial measurement: value per common share of $2.74, a remaining life of 6 months, an exercise price of $1.30, a risk-free rate of 1.98% and volatility of 287%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $3,000 and a derivative discount of $27,000 which aggregated a total discount of $30,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $23,277 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of November 30, 2020 and recorded expense of $6,250 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.34, a remaining life of 1 month, an exercise price of $1.40, a risk-free rate of .08% and volatility of 295%.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $172,608 which was recorded as a derivative liability during the three months ended November 30, 2019. The Company used the following assumptions upon initial measurement: value per common share of $1.54, a remaining life of 6 months, an exercise price of $0.93, a risk-free rate of 1.61% and volatility of 275%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $14,000 and a derivative discount of $126,000 which aggregated a total discount of $140,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $46,608 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of November 30, 2020 and recorded expense of $36,264 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.34, a remaining life of 1 month, an exercise price of $1.21, a risk-free rate of .08% and volatility of 295%.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $929,300 which was recorded as a derivative liability during the three months ended November 30, 2020. The Company used the following assumptions upon initial measurement: value per common share of $6.65, a remaining life of 6 months, an exercise price of $3.13, a risk-free rate of 1.57% and volatility of 281%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $55,500 and a derivative discount of $499,500 which aggregated a total discount of $555,000 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $429,800 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of November 30, 2020 and recorded expense of $138,725 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.34, a remaining life of 1 month, an exercise price of $1.21, a risk-free rate of 0.08% and volatility of 295%.

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

Upon issuance, the Company valued the derivative using a Monte Carlo simulation model yielding a total value of $587,772 which was recorded as a derivative liability during the three months ended November 30, 2020. The Company used the following assumptions upon initial measurement: value per common share of $3.17, a remaining life of 9 months, an exercise price of $1.28, a risk-free rate of 0.17% and volatility of 304%. In addition, the Company calculated the derivative discount as the difference between the conversion price and the fair market value of the Company’s common stock on the date of issuance. The Company recorded an original issue discount of $57,115 and a derivative discount of $202,500 which aggregated a total discount of $259,615 and was recorded as a discount in the accompanying consolidated balance sheet. On the date of issuance, a net loss of $385,272 was recorded in the accompanying statement of operations.

The Company revalued the derivative liability as of November 30, 2020 and recorded expense of $76,252 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.34, a remaining life of 3 months, an exercise price of $1.20, a risk-free rate of 0.08% and volatility of 219%.

Derivative Liability Summary

As of November 30, 2020 and August 31, 2020, the Company had derivative liabilities totaling $1,547,122 and $1,454,480, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of $92,242 and $146,227 for the three months ended November 30, 2020 and 2019, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $80,512 and $16,962 to interest accretion during the three months ended November 30, 2020 and 2019, respectively, in the accompanying consolidated statement of operations for the derivative convertible notes payable.

NOTE 10 – MATERIAL CONTRACTS

On September 4, 2019, the Company signed an initial non-binding letter of intent with NanoPeak Performances, LLC with a subsequent addendum for the sale of the majority of its existing inventory as well as the exclusive license to Gridiron intellectual property and other intangible assets. During October 2019, NanoPeak Performances paid a $25,000 non-refundable deposit on the transaction. The Company recorded the deposit in accrued expenses in accompanying consolidated balance sheet. On February 29, 2020, the Company determined the non-binding letter of intent terminated and wrote-off the $25,000 non-refundable deposit other income.

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

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000. During the year ending August 31, 2020, the Company spent $72,500 to fulfill the contract.

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at November 30, 2020.

NOTE 11 – SUBSEQUENT EVENTS

On December 22, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, as amended, which were effective on January 8, 2021 (the “Effective Date”), which effected a three hundred eight for one (308:1) reverse stock split of its outstanding common stock. Previously, on December 4, 2020 the Company filed a definitive Information Statement on Schedule 14C with the SEC notifying its stockholders that on December 2, 2020, the holders of a majority of it outstanding shares of common stock and the shares Series A Convertible Preferred Stock who were entitled to consent to the action, voting as a single class, executed a written consent in lieu of a special meeting of stockholders approving a reverse stock split of the Company’s outstanding common stock of not less than 300:1 and not more than 310:1, with the Company’s board of directors having the discretion as to when such reverse stock split would be effected (on or prior to December 2, 2021) and the exact ratio of the reverse stock split to be set at a whole number within the above range as determined by the board of directors in its sole discretion. On December 17, 2020, in accordance with such authority, the board of directors fixed the exact ratio of the reverse stock split.

As a result of the reverse stock split, on the Effective Date each 308 shares of the Company’s common stock issued and outstanding immediately prior to the Effective Date became one share of the Company’s common stock on the Effective Date. In accordance with the terms of all such instruments, the conversion ratio of the Company’s outstanding Series A Convertible Preferred Stock and its various convertible promissory notes, together with the exercise price of its outstanding warrants, were proportionally adjusted to give effect to the reverse stock split.

No fractional shares of common stock will be issued to any stockholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split will be rounded up to the nearest whole share. Each certificate representing one (1) share of pre-reverse stock split common stock will be deemed to represent one-three hundred and eighth (308th) of a share of post-reverse stock split common stock, subject to rounding for fractional shares. The records of the Company’s transfer agent, Empire Stock Transfer, Inc., will be adjusted to give effect to the reverse stock split. Following the Effective Date, the share certificates representing the pre-reverse stock split common stock will continue to be valid for the appropriate number of shares of post-reverse stock split common stock, adjusted for rounding. Certificates representing shares of the post-reverse stock split and reflecting the new CUSIP number will be issued in due course as certificates for pre-reverse stock split common shares are tendered for exchange or transfer to the Company’s transfer agent.

On the Effective Date the CUSIP number for the Company’s common stock changed to 39809D201. The Company’s common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “GMVP.” The market effective date of the reverse stock split will be January 12, 2021. Beginning on the market effective date, the Company’s common stock will be quoted on a post-split basis under the symbol “GMVPD” for 20 business days, after which time the symbol will revert back to GMVP.

The Company has evaluated all events occurring subsequently to these financial statements through January 13, 2021 and determined there were no other items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended November 20, 2020 and 2019 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as filed with the SEC on December 15, 2020, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

COVID-19

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Specifically, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. To date, COVID has directly impacted the ability we have to participate in trade show events and other in-person marketing. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to customers. Further, such risks could also adversely affect retail customers’ financial condition, resulting in reduced spending on premium products.

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Overview. We had revenues of $3,080 and $633 for the three months ended November 30, 2020 and 2019, respectively. We incurred a net loss of $237,268 and $269,849 for the three months ended November 30, 2020 and 2019, respectively. The decrease in net loss of $32,581 is attributable to the factors discussed below.

Revenues. We had revenues from operations of $3,080 and $633 for the three months ended November 30, 2020 and 2019, respectively. Our revenues for the three months ended November 30, 2020 and 2019 consisted primarily of our retail line of health water infused with probiotics and minerals and the sale of one liter of T-free distillate. The increase of $2,447 of revenues resulted from the Company selling one liter of T-free distillate during the three months ended November 30, 2020. The extent to which, and the amount of, revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had gross margins of $1,659 and ($919) from our operations for the three months ended November 30, 2020 and 2019, respectively. The increase of $2,578 was a result of the sale of one liter of T-free distillate during the three months ended November 30, 2020.

Expenses. Our operating expenses were $58,834 and $54,301 for the three months ended November 30, 2020 and 2019, respectively. The increase of $4,533 was primarily attributable to an approximate $21,000 increase professional fees from higher audit fees and legal fees associated with our pending reverse stock split, offset, by an approximate $10,000 decrease in consulting fees due to an agreed upon fee reduction by our CEO and an approximate $7,000 decrease in other general and administrative and advertising expenses.

Other (Income) Expense. Our total other (income) expense was $180,093 and $214,629 for the three months ended November 30, 2020 and 2019, respectively. The $34,536 decrease in other expenses was attributable to a $46,608 decrease in debt/equity issuance costs on no new convertible notes during the three months ended November 30, 2020 compared to one new convertible notes payables during the three months ended November 30, 2019 and a $3,969 decrease in other items, offset, by an $9,965 increase in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion and a $6,076 increase in net interest expense on our notes payable, notes receivable and four convertible notes payable.

Liquidity and Capital Resources

For the three months ended November 30, 2020, we provided net cash of $11,669 for operating activities. We will require additional capital to continue as a going concern. As set forth in Note 5 to the notes to consolidated financial statements appearing earlier in this report, we are currently in default under the repayment terms of convertible promissory notes in the aggregate amount of $911,682 (net of debt discounts).

Current Assets

We had total assets of $190,244 as of November 30, 2020, which consisted of $29,550 cash, $3,080 of accounts receivable, inventory of 36,450, prepaid expenses of $9,000, notes receivable (net of discount) of $104,032 from our Participation Agreement with Libertas Funding, LLC (see Note 4 (Notes Receivable) in the accompanying consolidated financial statements), equity investment (net of discount) of $4,870, equipment of $1,582, (net of accumulated depreciation) and trademarks of $1,680.

Current Liabilities

We had total liabilities of $3,118,094 as of November 30, 2020 consisting of accounts payable and accrued expenses of $489,025, related party payable of $73,695 due our CEO, derivative liability of $1,547,122, note payable, current portion of $10,000, note payable, convertible notes payable net of discount of $911,682 (for further information and details on convertible notes which have been issued, see Note 5 (Convertible Notes Payable) in the accompanying consolidated financial statements) and dividends payable of $86,570.

The Company is currently in default representing $911,682 (net of debt discounts); this debt can be converted into common stock at the discretion of the lender.

Cash Requirements

At November 30, 2020, we had a cash balance of $29,550, total current liabilities of $3,118,094. Such cash amount of $29,550 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2020 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 as filed with the SEC on December 15, 2020.

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

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 as filed with the SEC on December 15, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.2	Bylaws	S-1	4/13/2015	3.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: January 13, 2021	By:	/s/ Timothy Orr
Name: Timothy Orr
Title: President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

