Form 10-Q
period 2021-02-28
GridIron BioNutrients, Inc.
filed 2021-04-14
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 14, 2021, there were 188,616 shares of common stock outstanding.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:
	•	we have a history of losses;
	•	our auditors have raised substantial doubts about our ability to continue as a going concern;
	•	we have a working capital deficit and need to raise additional capital to continue our business model;
	•	our dependence on third party brokers, distributors and co-packers;
	•	the adverse impact of COVID-19 on our company; and
	•	our reliance on our sole officer and director.
•	Risks related to regulation applicable to our industry, including:
	•	significant labeling and warning requirements;
	•	compliance with existing laws and regulations and possible future changes in laws and regulations; and
	•	any failure to protect personal data;
•	Risks related to the ownership of our securities, including:
	•	the applicability of penny stock rules; and
	•	material weaknesses in our internal control over financial reporting; and
	•	the significant dilution to our stockholders upon the conversion of the outstanding Series B Convertible Preferred Stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2020, our Current Report on Form 8-K as filed with the SEC on April 12, 2021, and our other filings with the SEC. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Gridiron,” “GridIron BioNutrients”, “we”, “us,” or “our” are to Gridiron BioNutrients, Inc., a Nevada corporation and our wholly-owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$25,294	$17,881
Inventory	36,450	37,450
Prepaid expenses	6,000	13,945
Notes receivable, net of discount	61,081	132,852
Total current assets	128,825	202,128

Other assets
Equity investment, net of discount	6,957	2,783
Equipment, net of accumulated depreciation of $3,960 and $3,144, respectively	1,196	2,012
Trademarks	1,680	1,680
Total other assets	9,833	6,475

Total Assets	$138,658	$208,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$522,841	$443,496
Related party payable	61,600	73,469
Derivative liability	881,779	1,454,480
Note payable, current portion	10,000	10,000
Note payable, convertible net of discount	945,769	831,170
Dividends payable	99,145	73,995
Total current liabilities	2,521,134	2,886,610

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 8,480,000 and 8,480,000 issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	8,480	8,480
Common stock, $0.001 par value; 200,000,000 shares authorized; 188,616 and 187,194 shares issued and outstanding as of February 28, 2021 and August 31, 2020, Respectively	188	187
Additional paid in capital	1,157,252	1,157,253
Accumulated deficit	(3,548,396)	(3,843,927)
Total stockholders' equity (deficiency)	(2,382,476)	(2,678,007)

Total Liabilities and Stockholders' equity	$138,658	$208,603

The accompanying notes are an integral part of these financial statements.
The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue	$-	$-	$3,080	$633
Cost of Revenue	-	-	1,421	1,552

Gross margin	-	-	1,659	(919)

Operating expenses:
Advertising	$156	$466	$365	$1,837
Consulting fees	15,375	33,375	30,375	58,275
General and administrative	10,675	27,268	22,682	45,089
Professional fees	30,068	(13,057)	61,689	(2,848)
Total operating expenses	56,274	48,052	115,111	102,353

Net operating income (loss)	(56,274)	(48,052)	(113,452)	(103,272)

Other (income) expense:
Interest expense	40,136	40,506	76,886	43,456
Interest income	(21,018)	-	(48,743)	-
Impairment expense	-	35,118	-	37,000
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	(665,343)	909,090	(572,701)	1,055,317
Interest accretion	34,088	167,069	114,599	184,031
Debt/Equity issuance costs on convertible notes payable	-	429,800	-	476,408
Other (income) expense	(2,087)	-	(4,174)	-
Total Other (income) expense	(614,224)	1,581,583	(434,133)	1,796,212

Net income (loss)	$557,950	$(1,629,635)	$320,681	$(1,899,484)

Basic and diluted income (loss) per share	$2.97	$(4.18)	$1.71	$(4.58)

Weighted average number of common
shares outstanding - basic	187,937	390,016	187,563	414,695

The accompanying notes are an integral part of these financial statements.
The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Common		Total
					Additional	Stock		Stockholders'
	Preferred Stock		Common Stock		Paid-In	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Three Months Ended February 29, 2020
Balance at November 30, 2019 (Unaudited)	8,480,000	$8,480	440,027	$440	$1,237,000	$-	$(1,495,983)	$(250,063)

Repurchase and retirement of common stock	-	-	(252,833)	(253)	(79,747)	-		(80,000)
Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended February 29, 2020	-	-	-	-	-	-	(1,629,635)	(1,629,635)

Balance at February 29, 2020 (Unaudited)	8,480,000	$8,480	187,194	$187	$1,157,253	$-	$(3,138,193)	$(1,972,273)

Six Months Ended February 29, 2020
Balance at August 31, 2019	8,480,000	$8,480	439,556	$439	$1,077,001	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	742	1	159,999	(160,000)		-
Repurchase and retirement of common stock	-	-	(253,104)	(253)	(79,747)	-		(80,000)
Dividends on preferred stock accrued	-	-	-	-	-	-	(25,150)	(25,150)
Net loss, period ended February 29, 2020	-	-	-	-	-	-	(1,899,484)	(1,899,484)

Balance at February 29, 2020 (Unaudited)	8,480,000	$8,480	187,194	$187	$1,157,253	$-	$(3,138,193)	$(1,972,273)

Three Months Ended February 28, 2021
Balance at November 30, 2020	8,480,000	$8,480	187,194	$187	$1,157,253	$-	$(4,093,771)	$(2,927,851)

Dividends on preferred stock accrued	-	-	-	-	-	-	(12,575)	(12,575)
Adjustment for reverse split	-	-	1,422	1	(1)	-	-	-
Net loss, period ended February 28, 2021	-	-	-	-	-	-	557,950	557,950

Balance at February 28, 2021 (Unaudited)	8,480,000	$8,480	188,616	$188	$1,157,252	$-	$(3,548,396)	$(2,382,476)

Six Months Ended February 28, 2021
Balance at August 31, 2020	8,480,000	$8,480	187,194	$187	$1,157,253	$-	$(3,843,927)	$(2,678,007)

Dividends on preferred stock accrued	-	-	-	-	-	-	(25,150)	(25,150)
Adjustment for reverse split	-	-	1,422	1	(1)	-	-	-
Net loss, period ended February 28, 2021	-	-	-	-	-	-	320,681	320,681

Balance at February 28, 2021 (Unaudited)	8,480,000	$8,480	188,616	$188	$1,157,252	$-	$(3,548,396)	$(2,382,476)

The accompanying notes are an integral part of these financial statements.
The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Six Months Ended
	February 28, 2021	February 29, 2020

Cash flows from operating activities:
Net income (loss)	$320,681	$(1,899,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	816	1,306
Debt/stock based issue costs	-	476,408
(Gain) Loss on change in fair value of derivative liability	(572,701)	1,055,317
Interest accretion	114,599	184,031
Amortization of convertible debt discounts	-	20,399
Impairment expense	-	37,000
Prior year correction to note payable, current portion (See Note 5)	-	(39,500)
Realized income on investment	(4,174)	-
Changes in operating assets and liabilities:
Inventory	1,000	(320,203)
Prepaid expenses	7,945	5,151
Notes receivable	71,771	-
Accounts payable and accrued expenses	79,345	29,872
Related party payable	(11,869)	28,514
Net cash provided by (used in) operating activities	7,413	(421,189)

Cash flows from investing activities:
Repurchase and retirement of common stock	-	(80,000)
Notes receivable investment	-	(100,000)
Net cash used in investing activities	-	(180,000)

Cash flows from financing activities
Proceeds from convertible notes payable	-	625,500
Net cash provided by financing activities	-	625,500

Net increase (decrease) in cash	7,413	24,311
Cash - beginning of the year	17,881	18,975
Cash - end of the year	$25,294	$43,286

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$25,150	$25,150
Discount on convertible note payable	$-	$695,000
Issuance of common stock from shares to be issued	$-	$160,000

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements (Unaudited)

February 28, 2021

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

On December 22, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, as amended, which were effective on January 8, 2021 (the “Effective Date”), which effected a three hundred eight for one (308:1) reverse stock split of its outstanding common stock. Previously, on December 4, 2020 the Company filed a definitive Information Statement on Schedule 14C with the SEC notifying its stockholders that on December 2, 2020, the holders of a majority of its outstanding shares of common stock and the shares Series A Convertible Preferred Stock who were entitled to consent to the action, voting as a single class, executed a written consent in lieu of a special meeting of stockholders approving a reverse stock split of the Company’s outstanding common stock of not less than 300:1 and not more than 310:1, with the Company’s board of directors having the discretion as to when such reverse stock split would be effected (on or prior to December 2, 2021) and the exact ratio of the reverse stock split to be set at a whole number within the above range as determined by the board of directors in its sole discretion. On December 17, 2020, in accordance with such authority, the board of directors fixed the exact ratio of the reverse stock split.

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

The results for the three and six-months ended February 28, 2021 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $25,294 and $17,881 of cash as of February 28, 2021 and August 31, 2020, respectively.

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

As discussed in Note 9 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of February 28, 2021 and August 31, 2020. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of February 28, 2021 and August 31, 2020.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of February 28, 2021 and August 31, 2020:

	February 28, 2021	August 31, 2020
Computer Equipment	$1,569	$1,569
Other	3,587	3,587
Accumulated depreciation	(3,960)	(3,144)
Net book value	$1,196	$2,012

Depreciation expense was $387 and $653 for three months ended February 28, 2021 and February 29, 2020, respectively, and $816 and $1,307 for six months ended February 28, 2021 and February 29, 2020, respectively.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $-0- and $35,118 of obsolete inventory or inventory below market value for the three months ended February 28, 2021 and February 29, 2020, respectively, and $-0- and $37,000 for the six months ended February 28, 2021 and February 29, 2020, respectively.

A summary of the Company’s inventory as of February 28, 2021 and August 31, 2020 are as follows:

Type	February 28, 2021	August 31, 2020
Raw Materials	$450	$450
T-free Distillate	36,000	37,000

Total Inventory	$36,450	$37,450

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

The preferred conversion and warrants would account for approximately 167,000 additional shares, the convertible debt would account for approximately 1,000,000 additional shares along with the 188,616 outstanding shares at February 28, 2021. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The Company’s convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the six months ended February 28, 2021 and February 29, 2020.

Dividends

As discussed in Note 7 – Stockholders Equity (Deficit), during the year ended August 31, 2018, the Company issued preferred stock which accrues dividends at a rate of 5% annually. There was $99,145 and $73,995 of dividends payable at February 28, 2021 and August 31, 2020, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s preferred stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $156 and $466 during the three months ended February 28, 2021 and February 29, 2020, respectively, and $365 and $1,837 during the six months ended February 28, 2021 and February 29, 2020, respectively.

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

There was $-0- stock-based compensation during the three and six months ended February 28, 2021 and February 29, 2020.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of February 28, 2021 and August 31, 2020.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of February 28, 2021 and August 31, 2020, the Company had trademarks totaling $1,680.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had limited revenue and net income of $320,681 for the six months ended February 28, 2021. The net income includes a non-cash $572,701 gain from change in fair value of derivative liability. The Company has working capital deficit of $2,392,309 and an accumulated deficit of $3,548,396 as of February 28, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of six months or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. On September 1, 2020, Libertas renegotiated this agreement and the Company will receive weekly payments for $4,921 and extended the term to 38 weeks. The previous weekly payment was $6,984. The unpaid balance was $61,081 and $132,852 at February 28, 2021 and August 31, 2020, respectively.

In addition, on April 29, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $6,957 and $2,783 at February 28, 2021 and August 31, 2020, respectively. The Company recorded other income of $2,087 and $-0-, respectively for the three months ended February 28, 2021 and February 29, 2020, respectively, and $4,174 and $-0-, respectively for the six months ended February 28, 2021 and February 29, 2020, respectively, in the accompanying statement of operations.

NOTE 5 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,730 and $11,482 at February 28, 2021 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At February 29, 2020, the Company wrote-off the promissory note to operating expense. The unpaid balance was $-0- at February 28, 2021 and August 31, 2020.

Convertible Notes Payable

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $49,548 and $46,870 at February 28, 2021 and August 31, 2020, respectively. On March 3, 2020, the Company was granted an extension of payment terms to August 1, 2020. The five-month extension does not modify any terms in the convertible promissory note. The Company is in default with the repayment terms of the note.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. On May 27, 2020, the Company was granted an extension of payment terms to November 30, 2020. The six-month extension does not modify any terms in the convertible promissory note. The unpaid balance including accrued interest was $225,073 and $212,577 at February 28, 2021 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $875,014 and $825,475 at February 28, 2021 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at -0-% per year. The Company recorded the self-amortizing convertible promissory note using the effective interest rate method to calculate the loan payable at $202,500 and accrued interest at $57,115. The note requires nine equal payments due starting June 15, 2020 for $28,846. In the event the Company fails to make the $28,846 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 21, 2021. The Company made the first payment on June 15, 2020 for $28,846 and a partial payment of $10,000 on July 15, 2020. The original issue discount is amortized through the term of the note. The unpaid principal and interest balance was $299,590 and $287,665 February 28, 2021 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

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

At February 28, 2021 and August 31, 2020, the outstanding principal balances of the convertible notes payable, net of debt discount was $945,769 and $831,170, respectively. The Company recorded interest accretion on the debt discount of $34,088 and $167,069 for the three months ended February 28, 2021 and February 29, 2020, respectively, and $114,599 and $184,031 for the six months ended February 28, 2021 and February 29, 2020, respectively, in the accompanying consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2021, and August 31, 2020, the Company owed $61,600 and $73,469, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were 8,480,000 preferred shares issued and outstanding as of February 28, 2021 and August 31, 2020.

Common Stock

On January 8, 2021, a 308-to-1 reverse stock split was declared effective. In accordance with the terms of all such instruments, the conversion ratio of the Company’s outstanding Series A Convertible Preferred Stock and its various convertible promissory notes, together with the exercise price of its outstanding warrants, were proportionally adjusted to give effect to the reverse stock split.

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock.

On, January 28, 2020, the Company entered into an agreement to repurchase 252,833 restricted shares of the Company’s common stock from an investor. The Company paid $80,000 or $0.3164 per share and immediately retired the shares.

There were 188,616 common shares issued and outstanding as of February 28, 2021 and August 31, 2020.

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

The Company revalued the derivative liability as of February 28, 2021 and recorded income of $7,735 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon the measurement: value per common share of $2.25, a remaining life of .42 years, an exercise price of $50.82, a risk-free rate of 0.05% and volatility of 265%.

The following table summarizes all stock warrant activity for the six months ended February 28, 2021:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2020	27,532	$50.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, February 28, 2021	27,532	$50.82

The following table discloses information regarding outstanding and exercisable warrants at February 28, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$50.82	27,532	$50.82	0.66	27,532	$50.82

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

The Company revalued the derivative liability as of February 28, 2021 and recorded expense of $19,747 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.25, a remaining life of 1 month, an exercise price of $1.66, a risk-free rate of .04% and volatility of 162%.

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

The Company revalued the derivative liability as of February 28, 2021 and recorded expense of $98,879 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.25, a remaining life of 1 month, an exercise price of $1.44, a risk-free rate of .04% and volatility of 162%.

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

The Company revalued the derivative liability as of February 28, 2021 and recorded expense of $383,074 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.25, a remaining life of 1 month, an exercise price of $1.44, a risk-free rate of 0.04% and volatility of 162%.

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

The Company revalued the derivative liability as of February 28, 2021 and recorded expense of $155,909 on the change in fair value of derivative liabilities for the three months then ended. The Company used the following assumptions upon measurement: value per common share of $2.25, a remaining life of 3 months, an exercise price of $1.44, a risk-free rate of 0.04% and volatility of 162%.

Derivative Liability Summary

As of February 28, 2021 and August 31, 2020, the Company had derivative liabilities totaling $881,779 and $1,454,480, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of ($665,343) and $909,090 for the three months ended February 28, 2021 and February 29, 2020, respectively, and ($572,701) and $1,055,317 for the six months ended February 28, 2021 and February 29, 2020, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $34,088 and $167,069 to interest accretion during the three months ended February 28, 2021 and February 29, 2020, respectively, and $114,599 and $184,031 to interest accretion during the six months ended February 28, 2021 and February 29, 2020, respectively, in the accompanying consolidated statement of operations for the derivative convertible notes payable.

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

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at February 28, 2021.

NOTE 11 – SUBSEQUENT EVENTS

On April 9, 2021 Company entered into an Exchange Agreement with Calvary Fund Management, LLC (“Calvary”) pursuant to which it agreed to issue Calvary 2,694,514 shares of its newly designated Series B Convertible Preferred Stock (the “Series B Preferred”) in exchange (the “Exchange”) for (i) 8,480,000 shares of its Series A Convertible Preferred Stock (the “Series A Preferred”), (ii) outstanding common stock purchase warrants (the “Warrants”), and (iii) all principal and accrued interest due under outstanding convertible promissory notes (the “Convertible Notes”, and together with the Series A Preferred and the Warrants, the “Calvary Securities”). The closing of the Exchange (the “Closing”) will occur following the satisfaction or waiver of the conditions set forth in the Exchange Agreement. On the Closing date, subject to the terms and conditions of the Exchange Agreement, the Company will issue the Series B Preferred to Calvary in exchange for the Calvary Securities (which will be cancelled and retired) in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions provided pursuant to Section 3(a)(9) of the Securities Act.

The Series B Preferred Designations designated 2,694,514 shares of the Company’s blank check preferred stock as Series B Preferred Stock. In addition to rights granted to holders of Series B Preferred Stock under the Nevada Revised Statues, each holder will be entitled to the whole number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of the common stock. Once issued, the shares of Series B Preferred Stock are transferrable by the holder in the holder’s sole option without the consent of the Company, subject to compliance with Section 5 of the Securities Act.

The Series B Preferred Stock will rank senior to all other classes of the Company’s capital stock and has a stated value of $1.30 per share (the “Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred Stock that is then currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series B Preferred Stock is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis.

From and after the Closing date, cumulative dividends on each share of Series B Preferred Stock will accrue, on a quarterly basis in arrears, at the rate of 10% per annum on the Stated Value, plus all dividends, whether declared or not, on such share of Series B Preferred Stock (the “Additional Amount”) thereon. All accrued dividends on each share of Series B Preferred Stock are to be paid upon conversion of the Series B Preferred Stock for which the applicable dividend is due. At the option of the Company dividends may be paid in cash or shares of common stock. Each holder of Series B Preferred Stock will also be entitled to receive dividends or distributions on each share of Series B Preferred Stock on an “as converted” into common stock basis when and if dividends are declared on the common stock by the Company’s Board of Directors. Dividends may be paid in cash or property, as determined by the Board of Directors.

Subject to the beneficial ownership limitations described below, at any time after the Closing date, each share of Series B Preferred Stock will be convertible at the holder’s option into validly issued, fully paid and non-assessable shares of common stock at a conversion rate (the “Conversion Rate”) determined by dividing the Conversion Amount of such share of Series B Preferred Stock by the conversion price, which is (i) $1.30 or (ii) 75% of the price paid per share by investors in any subsequent offering of the Company’s common stock or common stock equivalents, subject to adjustment as provided herein, subject to adjustment as set forth below (the “Conversion Price”). The Conversion Amount is defined as the Stated Value plus the Additional Amount and any accrued and unpaid late charges with respect to such Stated Value and Additional Amount as of such date of determination. In addition, the shares of Series B Preferred Stock will be convertible at the holder’s option at the Conversion Price any time during the period commencing on the date of the occurrence of a Triggering Event (as defined in the Series B Preferred Designations). A holder of Series B Preferred Stock will not be able to convert the shares into shares of common stock to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of our common stock following such exercise or conversion, subject to a waiver by the holder upon 61 days’ prior notice to the Company.

The Conversion Price and the number of shares of common stock issuable upon conversion of the Series B Preferred Stock will be subject to pro-rata adjustment for stock splits, dividends and similar corporate events. In addition, if on or after April 9, 2021, the execution date of the Exchange Agreement, the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, excluding certain specified excluded securities for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale, then, immediately after such dilutive issuance, the Conversion Price then in effect shall be reduced to the New Issuance Price.

The Series B Preferred Designations or any provision hereof (other than the beneficial ownership limitation set forth above) may be modified or amended or the provisions hereof waived with the written consent of the Company and either (i) the holders of a majority of the Series B Preferred Stock then currently outstanding, which must include Cavalry as long as Cavalry (or any of its affiliates) owns at least 5% of the Series B Preferred Stock issued pursuant to the Exchange Agreement, or (ii) Cavalry as long as Cavalry (or any of its affiliates) owns at least 5% of the Series B Preferred Stock issued pursuant to the Exchange Agreement.

The Company has evaluated all other events occurring subsequently to these financial statements through April 14, 2021 and determined there were no other items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended February 28, 2021 and February 29, 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as filed with the SEC on December 15, 2020, our Current Report on Form 8-K as filed with the SEC on April 12, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our current business model is in an industry which is highly competitive and most of our competitors are better capitalized than we are and have established markets with greater brand recognition. Our operations do not generate sufficient revenues to pay our operating expenses, and, as discussed below, we do not have ready access to the capital necessary to compete effectively in our segment. While we continue to explore opportunities to expand our current business model, our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our stockholders what we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended February 28, 2021 and February 29, 2020

Overview. We had revenues of $-0- for the three months ended February 28, 2021 and February 29, 2020. We incurred a net income (loss) of $557,950 and ($1,629,635) for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease in net loss of $2,187,585 is attributable to the factors discussed below.

Revenues. We had -0- revenues from operations for the three months ended February 28, 2021 and February 29, 2020. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had -0- cost of revenue for the three months ended February 28, 2021 and February 29, 2020.

Expenses. Our operating expenses were $56,274 and $48,052 for the three months ended February 28, 2021 and February 29, 2020, respectively. The increase of $8,222 was primarily attributable to an approximate $43,000 increase professional fees from higher audit fees and legal fees associated with reverse stock split and a $39,500 promissory note reversal during the three months ended February 29, 2020, offset, by an approximate $18,000 decrease in consulting fees due to an agreed upon fee reduction by our CEO and an approximate $17,000 decrease in other general and administrative and advertising expenses.

Other (Income) Expense. Our total other (income) expense was ($614,224) and $1,581,583 for the three months ended February 28, 2021 and February 29, 2020, respectively. The $2,195,807 decrease in other expenses was attributable to a $1,707,414 decrease in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion, a $429,800 decrease in debt/equity issuance costs on no new convertible notes during the three months ended February 28, 2021 compared to one new convertible note payables during the three months ended November 30, 2019, a 35,118 decrease in impairment expense from our inventory write-off, a $21,388 decrease in net interest expense on our notes payable, notes receivable and four convertible notes payable and a $2,087 increase in other income.

Results of Operations for the Six Months Ended February 28, 2021 and February 29, 2020

Overview. We had revenues of $3,080 and $633 for the six months ended February 28, 2021 and February 29, 2020, respectively. We incurred a net income (loss) of $320,681 and ($1,899,484) for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease in net loss of $2,220,165 is attributable to the factors discussed below.

Revenues. We had revenues from operations of $3,080 and $633 for the six months ended February 28, 2021 and February 29, 2020, respectively. Our revenues for the six months ended February 28, 2021 and February 29, 2020 consisted primarily of our retail line of health water infused with probiotics and minerals and the sale of one liter of T-free distillate. The increase of $2,447 of revenues resulted from the Company selling one liter of T-free distillate during the three months ended November 30, 2020. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had gross margins of $1,659 and ($919) from our operations for the six months ended February 28, 2021 and February 29, 2020, respectively. The increase of $2,578 was a result of the sale of one liter of T-free distillate during the three months ended November 30, 2020.

Expenses. Our operating expenses were $115,111 and $102,353 for the six months ended February 28, 2021 and February 29, 2020, respectively. The increase of $12,758 was primarily attributable to an approximate $65,000 increase professional fees from higher audit fees and legal fees associated with reverse stock split and a $39,500 promissory note reversal during the three months ended February 29, 2020, offset, by an approximate $28,000 decrease in consulting fees due to an agreed upon fee reduction by our CEO, an approximate $22,000 decrease in other general and administrative and an approximate 1,000 decrease in advertising expense.

Other (Income) Expense. Our total other (income) expense was ($434,133) and $1,796,212 for the six months ended February 28, 2021 and February 29, 2020, respectively. The $2,230,345 decrease in other expenses was attributable to a $1,697,450 decrease in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion, a $476,408 decrease in debt/equity issuance costs on no new convertible notes during the six months ended February 28, 2021 compared to two new convertible notes payables during the six months ended February 29, 2020, a 37,000 decrease in impairment expense from our inventory write-off, a $15,313 decrease in net interest expense on our notes payable, notes receivable and four convertible notes payable and a $4,174 increase in other income.

Liquidity and Capital Resources

For the six months ended February 28, 2021, we provided net cash of $7,413 from operating activities, primarily attributable to our Participation Agreement with Libertas Funding, LLC. We will require additional capital to continue as a going concern. As set forth in Note 5 to the notes to consolidated financial statements appearing earlier in this report, we are currently in default under the repayment terms of convertible promissory notes in the aggregate amount of $945,769.

Current Assets

We had total assets of $138,658 as of February 28, 2021, which consisted of $25,294 cash, inventory of $36,450, prepaid expenses of $6,000, notes receivable (net of discount) of $61,081 from our Participation Agreement with Libertas Funding, LLC (see Note 4 (Notes Receivable) in the accompanying consolidated financial statements), equity investment (net of discount) of $6,957, equipment of $1,196, (net of accumulated depreciation) and trademarks of $1,680.

Current Liabilities

We had total liabilities of $2,521,134 as of February 28, 2021 consisting of accounts payable and accrued expenses of $522,841, related party payable of $61,600 due our CEO, derivative liability of $881,779, note payable, current portion of $10,000, note payable, convertible notes payable of $945,769 (for further information and details on convertible notes which have been issued, see Note 5 (Convertible Notes Payable) in the accompanying consolidated financial statements) and dividends payable of $99,145.

As described under Note 11 - Subsequent Events appearing earlier in this report, in April 2021 we entered into an Exchange Agreement with Calvary Fund I LP (“Calvary Fund”) pursuant to which we agreed to issue Calvary Fund 2,694,514 shares of our newly designated Series B Convertible Preferred Stock in exchange for (i) 8,480,000 shares of our Series A Convertible Preferred Stock, (ii) outstanding common stock purchase warrants (the “Warrants”), and (iii) all principal and accrued interest due under outstanding convertible promissory notes in the aggregate principal amount of $945,769 (the “Convertible Notes”, and together with the Series A Convertible Preferred Stock and the Warrants, the “Calvary Securities”). On the closing date of the Exchange Agreement, the Company will issue the Series B Convertible Preferred Stock to Calvary Fund in exchange for the Calvary Securities which were canceled and retired.

Cash Requirements

At February 28, 2021, we had a cash balance of $25,294, total current liabilities of $2,521,134. Such cash amount of $25,294 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2021 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 as filed with the SEC on December 15, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.2	Bylaws	S-1	4/13/2015	3.2
10.1	Exchange Agreement dated April 9, 2021 by and between Gridiron BioNutrients, Inc. and Calvary Fund Management, LLP	8-K	4/12/21	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: April 14, 2021	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

