Form 10-Q
period 2021-05-31
GridIron BioNutrients, Inc.
filed 2021-07-13
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 13, 2021, there were 188,616 shares of common stock outstanding.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

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

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$31,202	$17,881
Inventory	17,350	37,450
Prepaid expenses	3,000	13,945
Notes receivable, net of discount	-	132,852
Total current assets	51,552	202,128

Other assets
Equity investment, net of discount	9,045	2,783
Equipment, net of accumulated depreciation of $4,259 and $3,144, respectively	897	2,012
Trademarks	1,680	1,680
Total other assets	11,622	6,475

Total Assets	$63,174	$208,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,313	$443,496
Related party payable	47,600	73,469
Derivative liability	-	1,454,480
Note payable, current portion	10,000	10,000
Note payable, convertible net of discount	-	831,170
Dividends payable	32,361	73,995
Total current liabilities	105,274	2,886,610

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized;
-0- and 8,480,000 issued and outstanding as of
May 31, 2021 and August 31, 2020, respectively	-	8,480
Preferred stock Series B, $0.001 par value; 2,694,514 shares authorized;
2,694,514 and -0- issued and outstanding as of
May 31, 2021 and August 31, 2020, respectively	2,695	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
188,616 and 187,194 shares issued and outstanding as of
May 31, 2021 and August 31, 2020, Respectively	188	187
Additional paid in capital	2,745,906	1,157,253
Accumulated deficit	(2,790,889)	(3,843,927)
Total stockholders' equity (deficiency)	(42,100)	(2,678,007)

Total Liabilities and Stockholders' equity	$63,174	$208,603

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Revenue	$-	$548	$3,080	$1,181
Cost of Revenue	-	570	1,421	2,122

Gross margin	-	(22)	1,659	(941)

Operating expenses:
Advertising	156	672	521	2,509
Consulting fees	15,000	15,000	45,375	73,275
General and administrative	15,130	19,593	37,812	64,682
Professional fees	16,811	14,064	78,500	11,216
Total operating expenses	47,097	49,329	162,208	151,682

Net operating income (loss)	(47,097)	(49,351)	(160,549)	(152,623)

Other (income) expense:
Interest expense	28,338	55,817	105,224	99,273
Interest income	(6,825)	(9,028)	(55,567)	(9,028)
Impairment expense	19,100	150,221	19,100	187,221
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	(881,779)	(1,076,095)	(1,454,480)	(20,778)
Interest accretion	-	393,475	114,599	577,506
Debt/Equity issuance costs on convertible notes payable	-	385,272	-	861,680
Other (income) expense	(2,087)	(3,224)	(6,262)	(3,224)
Total Other (income) expense	(843,253)	(103,562)	(1,277,386)	1,692,650

Net income (loss)	$796,156	$54,211	$1,116,837	$(1,845,273)

Basic and diluted income (loss) per share	$4.22	$0.29	$5.94	$(5.45)

Weighted average number of common
shares outstanding - basic	188,616	187,194	187,918	338,308

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Three Months Ended May 31, 2020
Balance at February 29, 2020 (Unaudited)	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$-	$(3,138,193)	$(1,972,273)

Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended May 31, 2020	-	-	-	-	-	-	-	-	54,211	54,211

Balance at May 31, 2020 (Unaudited)	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$-	$(3,096,557)	$(1,930,637)

Nine Months Ended May 31, 2020
Balance at August 31, 2019	8,480,000	$8,480	-	$-	439,556	$439	$1,077,001	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	-	-	742	1	159,999	(160,000)		-
Repurchase and retirement of common stock	-	-	-	-	(253,104)	(253)	(79,747)	-		(80,000)
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(37,725)	(37,725)
Net loss, period ended May 31, 2020	-	-	-	-	-	-	-	-	(1,845,273)	(1,845,273)

Balance at May 31, 2020 (Unaudited)	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$-	$(3,096,557)	$(1,930,637)

Three Months Ended May 31, 2021
Balance at February 28, 2021 (Unaudited)	8,480,000	$8,480	-	$-	188,616	$188	$1,157,252	$-	$(3,548,396)	$(2,382,476)

Exchange agreement - conversion of preferred stock	(8,480,000)	(8,480)	2,694,514	2,695	-	-	1,588,654	-	-	1,582,869
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(38,649)	(38,649)
Net loss, period ended May 31, 2021	-	-	-	-	-	-	-	-	796,156	796,156

Balance at May 31, 2021 (Unaudited)	-	$-	2,694,514	$2,695	188,616	$188	$2,745,906	$-	$(2,790,889)	$(42,100)

Nine Months Ended May 31, 2021
Balance at August 31, 2020	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$-	$(3,843,927)	$(2,678,007)

Exchange agreement - conversion of preferred stock	(8,480,000)	(8,480)	2,694,514	2,695	-	-	1,588,654			1,582,869
Adjustment for reverse split	-	-	-	-	1,422	1	(1)	-	-	-
Net loss, period ended May 31, 2021	-	-	-	-	-	-	-	-	1,116,837	1,116,837

Balance at May 31, 2021 (Unaudited)	-	$-	2,694,514	$2,695	188,616	$188	$2,745,906	$-	$(2,790,889)	$(42,100)

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	May 31, 2021	May 31, 2020

Cash flows from operating activities:
Net income (loss)	$1,116,837	$(1,845,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,115	1,960
Debt/stock based issue costs	-	(20,778)
(Gain) Loss on change in fair value of derivative liability	(1,454,480)	1,377,949
Interest accretion	114,599	-
Amortization of convertible debt discounts	-	61,237
Impairment expense	20,100	187,221
Prior year correction to note payable, current portion (See Note 6)	-	(39,500)
Realized income on investment	(6,262)	(3,224)
Changes in operating assets and liabilities:
Inventory	-	(319,549)
Prepaid expenses	10,945	17,750
Notes receivable	132,852	11,296
Accounts payable and accrued expenses	103,485	104,884
Related party payable	(25,869)	32,791
Net cash provided by (used in) operating activities	13,321	(433,236)

Cash flows from investing activities:
Repurchase and retirement of common stock	-	(80,000)
Notes receivable investment	-	(300,000)
Net cash used in investing activities	-	(380,000)

Cash flows from financing activities
Proceeds from convertible notes payable	-	828,000
Net cash provided by financing activities	-	828,000

Net increase (decrease) in cash	13,321	14,764
Cash - beginning of the year	17,881	18,975
Cash - end of the year	$31,202	$33,739

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends declared	$63,799	$37,725
Discount on convertible note payable	$-	$954,615
Issuance of common stock from shares to be issued	$-	$160,000

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements (Unaudited)

May 31, 2021

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

The results for the three and nine-months ended May 31, 2021 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the amended consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for fair value calculations related to embedded conversion features of outstanding convertible notes payable. As discussed on Note 3 – Exchange Agreement, the Company exchanged the convertible notes payable for Series B Preferred Stock. As a result of the agreement, the convertible notes payable was reduced to $-0- in the accompanying consolidate balance sheets.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $31,202 and $17,881 of cash as of May 31, 2021 and August 31, 2020, respectively.

Revenue recognition

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

As discussed in Note 10 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2020. As discussed on Note 3 – Exchange Agreement, the Company exchanged the preferred stock warrants and convertible notes payable for Series B Preferred Stock. As a result of the agreement, the derivative liability was reduced to $-0- in the accompanying consolidate statement of operations. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of May 31, 2021 and August 31, 2020.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of May 31, 2021 and August 31, 2020:

	May 31, 2021	August 31, 2020
Computer Equipment	$1,569	$1,569
Other	3,587	3,587
Accumulated depreciation	(4,259)	(3,144)
Net book value	$897	$2,012

Depreciation expense was $299 and $653 for three months ended May 31, 2021 and 2020, respectively, and $1,115 and $1,960 for nine months ended May 31, 2021 and 2020, respectively.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $19,100 and $150,221 of obsolete inventory or inventory below market value for the three months ended May 31, 2021 and 2020, respectively, and $19,100 and $187,221 for the nine months ended May 31, 2021 and 2020, respectively.

A summary of the Company’s inventory as of May 31, 2021 and August 31, 2020 are as follows:

Type	May 31, 2021	August 31, 2020
Raw Materials	$350	$450
T-free Distillate	17,000	37,000

Total Inventory	$17,350	$37,450

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

The Series B Convertible Preferred shares would convert to 2,694,514 shares of the Company’s common stock in addition to the 188,616 outstanding shares at May 31, 2021. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the nine months ended May 31, 2021 and 2020.

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. As discussed on Note 3 – Exchange Agreement, the Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $-0- in the accompanying consolidated balance sheets. The Series B Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $32,361 and $73,995 of dividends payable at May 31, 2021 and August 31, 2020, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s Series B Preferred Stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $156 and $672 during the three months ended May 31, 2021 and 2020, respectively, and $521 and $2,509 during the nine months ended May 31, 2021 and 2020, respectively.

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

There was $-0- stock-based compensation during the three and nine months ended May 31, 2021 and 2020.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of May 31, 2021 and August 31, 2020.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of May 31, 2021 and August 31, 2020, the Company had trademarks totaling $1,680.

NOTE 3 – EXCHANGE AGREEMENT

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

On the date of the exchange, the Company exchanged 2,694,514 shares of the Company’s Series B Preferred Stock for the principal and interest on four convertible notes payable for $1,477,437, dividends payable on the Series A preferred stock of $105,432 and the Series A preferred stock for $1,006,000 for an aggregate of $2,588,869.

On May 17, 2019, Calvary acquired 2,107,356 shares of Series A Preferred Stock and 2,107,356 shares of preferred stock warrants from Pinz Capital Special Opportunities Fund LP.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had limited revenue and net income of $1,116,837 for the nine months ended May 31, 2021. The net income includes a non-cash $1,454,480 gain from change in fair value of derivative liability. The Company has working capital deficit of $53,722 and an accumulated deficit of $2,790,889 as of May 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – NOTES RECEIVABLE

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

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of nine months or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. On September 1, 2020, Libertas renegotiated this agreement and the Company will receive weekly payments for $4,921 and extended the term to 38 weeks. The previous weekly payment was $6,984. The unpaid balance was $-0- and $132,852 at May 31, 2021 and August 31, 2020, respectively.

In addition, on April 29, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $9,045 and $2,783 at May 31, 2021 and August 31, 2020, respectively. The Company recorded other income of $2,087 and $3,224, respectively for the three months ended May 31, 2021 and 2020, respectively, and $6,262 and $3,224, respectively for the nine months ended May 31, 2021 and 2020, respectively, in the accompanying statement of operations.

NOTE 6 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,856 and $11,482 at May 31, 2021 and August 31, 2020, respectively. The Company is in default with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At May 31, 2020, the Company wrote-off the promissory note to operating expense. The unpaid balance was $-0- at May 31, 2021 and August 31, 2020.

Convertible Notes Payable

As discussed on Note 3 – Exchange Agreement, the Company exchanged the convertible notes payable for Series B Preferred Stock. As a result of the Exchange agreement, the convertible notes payable was reduced to $-0- in the accompanying consolidated balance sheets.

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $-0- and $46,870 at May 31, 2021 and August 31, 2020, respectively. On March 3, 2020, the Company was granted an extension of payment terms to August 1, 2020. The five-month extension does not modify any terms in the convertible promissory note.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. On May 27, 2020, the Company was granted an extension of payment terms to November 30, 2020. The six-month extension does not modify any terms in the convertible promissory note. The unpaid balance including accrued interest was $-0- and $212,577 at May 31, 2021 and August 31, 2020, respectively.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $-0- and $825,475 at May 31, 2021 and August 31, 2020, respectively.

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at -0-% per year. The Company recorded the self-amortizing convertible promissory note using the effective interest rate method to calculate the loan payable at $202,500 and accrued interest at $57,115. The note requires nine equal payments due starting June 15, 2020 for $28,846. In the event the Company fails to make the $28,846 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matures on February 21, 2021. The Company made the first payment on June 15, 2020 for $28,846 and a partial payment of $10,000 on July 15, 2020. The original issue discount is amortized through the term of the note. The unpaid principal and interest balance was $-0- and $287,665 May 31, 2021 and August 31, 2020, respectively.

The conversion features meet the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense). See Note 10 - Derivative Liability, for a further discussion.

At May 31, 2021 and August 31, 2020, the outstanding principal balances of the convertible notes payable, net of debt discount was $-0- and $831,170, respectively. The Company recorded interest accretion on the debt discount of $-0- and $393,475 for the three months ended May 31, 2021 and 2020, respectively, and $114,599 and $577,506 for the nine months ended May 31, 2021 and 2020, respectively, in the accompanying consolidated statements of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of May 31, 2021, and August 31, 2020, the Company owed $47,600 and $73,469, respectively to its President and Director. The balance due is recorded in related party payable in the accompanying consolidated balance sheets.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were -0- and 8,480,000 shares of Series A Convertible Preferred Stock issued and outstanding as of May 31, 2021 and August 31, 2020, respectively.

As discussed on Note 3 – Exchange Agreement, the Company designated 2,694,514 shares of Series B Convertible Preferred Stock in April 2021. There were 2,694,514 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of May 31, 2021 and August 31, 2020, respectively.

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

There were 188,616 and 187,194 common shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – DERIVATIVE LIABILITY

As discussed on Note 3 – Exchange Agreement, the Company exchanged the preferred stock warrants and convertible notes payable for Series B Preferred Stock. As a result of the agreement, the derivative liability was reduced to $-0- in the accompanying consolidate statement of operations.

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

Upon issuance, the Company valued the derivative using a Black-Scholes model yielding a total value of $674,012 which was expensed during the year ended August 31, 2018. The Company used the following assumptions upon initial measurement: value per common share of $27.72, a remaining life of 3.0 years, an exercise price of $50.82, a risk-free rate of 2.77% and volatility of 195%. As discussed on Note 3 – Exchange Agreement, the Company exchanged the preferred stock warrants for Series B Preferred Stock. As a result of the agreement, the derivative liability for the preferred stock warrants was reduced to $-0- in the accompanying consolidate statement of operations.

The following table summarizes all stock warrant activity for the nine months ended May 31, 2021:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2020	27,532	$50.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	(27,532)	(50.82)
Outstanding, May 31, 2021	-	$-

Convertible Notes Payable

As discussed in Note 6 – Notes Payable, the Company signed various convertible promissory note with an investor as follows:

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

Derivative Liability Summary

As of May 31, 2021 and August 31, 2020, the Company had derivative liabilities totaling $-0- and $1,454,480, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of ($881,779) and ($1,076,095) for the three months ended May 31, 2021 and 2020, respectively, and ($1,454,480) and ($20,778) for the nine months ended May 31, 2021 and 2020, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $-0- and $393,475 to interest accretion during the three months ended May 31, 2021 and 2020, respectively, and $114,599 and $577,506 to interest accretion during the nine months ended May 31, 2021 and 2020, respectively, in the accompanying consolidated statement of operations for the preferred stock warrants and derivative convertible notes payable.

NOTE 11 – MATERIAL CONTRACTS

On September 4, 2019, the Company signed an initial non-binding letter of intent with NanoPeak Performances, LLC with a subsequent addendum for the sale of the majority of its existing inventory as well as the exclusive license to Gridiron intellectual property and other intangible assets. During October 2019, NanoPeak Performances paid a $25,000 non-refundable deposit on the transaction. The Company recorded the deposit in accrued expenses in accompanying consolidated balance sheet. On May 31, 2020, the Company determined the non-binding letter of intent terminated and wrote-off the $25,000 non-refundable deposit other income.

In November 2019, the Company made a strategic decision to expand into the cannabinoids (CBD) oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with Notis Global, Inc. (“NGBL”), a grower to purchase 10,000 pounds of industrial hemp (biomass) and was processed into crude during the three months ended May 31, 2020. During November 2019, the Company paid $100,000 to the supplier and recorded the purchase in inventory in the accompanying consolidated balance sheet. During January 2020, the Company purchased an additional 30,000 pounds of industrial hemp (biomass) for $5 a pound or $150,000 under the agreement. On August 31, 2020, the Company wrote-down $115,000 of its recently purchased industrial hemp (biomass) raw material to fair market value of $35,000. On May 31, 2021, the Company wrote-down $19,100 of its industrial hemp (biomass) and other raw material to fair market value of $17,350. The write-down was recorded as an impairment charge in the accompanying statements of operations.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000. During the year ending August 31, 2020, the Company spent $72,500 to fulfill the contract.

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at May 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all other events occurring subsequently to these financial statements through July 13, 2021 and determined there were no other items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended May 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as filed with the SEC on December 15, 2020, our Current Report on Form 8-K as filed with the SEC on April 12, 2021, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended May 31, 2021 and 2020

Overview. We had revenues of $-0- and $548 for the three months ended May 31, 2021 and 2020, respectively. We incurred a net income of $796,156 and 54,211 for the three months ended May 31, 2021 and 2020, respectively. The increase in net income of $741,945 is attributable to the factors discussed below.

Revenues. We had -0- and $548 revenues from operations for the three months ended May 31, 2021 and 2020, respectively. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had -0- and $570 cost of revenue for the three months ended May 31, 2021 and 2020, respectively.

Expenses. Our operating expenses were $47,097 and $49,329 for the three months ended May 31, 2021 and 2020, respectively. The decrease of $2,232 was primarily attributable to an approximate $5,000 decrease in other general and administrative and advertising expenses, offset by an approximate $3,000 increase in professional fees.

Other (Income) Expense. Our total other (income) expense was ($843,253) and ($103,562) for the three months ended May 31, 2021 and 2020, respectively. The $739,691 increase in other income was attributable to a $199,159 decrease in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion, a $385,272 decrease in debt/equity issuance costs on no new convertible notes during the three months ended May 31, 2021 compared to one new convertible note payables during the three months ended May 31, 2020, a $131,121 decrease in impairment expense from our inventory write-off, a $25,276 decrease in net interest expense on our notes payable, notes receivable and four convertible notes payable, offset by an $1,137 decrease in other income. As discussed on Note 3 – Exchange Agreement in the accompanying Notes to the Consolidated Financial Statements, the Company exchanged the preferred stock warrants and convertible notes payable for Series B preferred stock. As a result of the agreement, the derivative liability was reduced to $-0- in other (income) expense.

Results of Operations for the Nine months Ended May 31, 2021 and 2020

Overview. We had revenues of $3,080 and $1,181 for the nine months ended May 31, 2021 and 2020, respectively. We incurred a net income (loss) of $1,116,837 and ($1,845,273) for the nine months ended May 31, 2021 and 2020, respectively. The decrease in net loss of $2,962,110 is attributable to the factors discussed below.

Revenues. We had revenues from operations of $3,080 and $1,181 for the nine months ended May 31, 2021 and 2020, respectively. Our revenues for the nine months ended May 31, 2021 and 2020 consisted primarily of our retail line of health water infused with probiotics and minerals and the sale of one liter of T-free distillate. The increase of $1,899 of revenues resulted from the Company selling one liter of T-free distillate during the three months ended November 30, 2020. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had gross margins of $1,659 and ($941) from our operations for the nine months ended May 31, 2021 and 2020, respectively. The increase of $2,600 was a result of the sale of one liter of T-free distillate during the three months ended November 30, 2020.

Expenses. Our operating expenses were $162,208 and $151,682 for the nine months ended May 31, 2021 and 2020, respectively. The increase of $10,526 was primarily attributable to an approximate $67,000 increase professional fees from higher audit fees and legal fees associated with reverse stock split and an approximate $13,000 increase in other general and administrative, offset, by a $39,500 promissory note reversal during the three months ended May 31, 2020, by an approximate $28,000 decrease in consulting fees due to an agreed upon fee reduction by our CEO and an approximate $2,000 decrease in advertising expense.

Other (Income) Expense. Our total other (income) expense was ($1,277,386) and $1,692,650 for the nine months ended May 31, 2021 and 2020, respectively. The $2,970,036 decrease in other expenses was attributable to a $1,896,609 decrease in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion, a $861,680 decrease in debt/equity issuance costs on no new convertible notes during the nine months ended May 31, 2021 compared to three new convertible notes payables during the nine months ended May 31, 2020, a $168,121 decrease in impairment expense from our inventory write-off, a $40,588 decrease in net interest expense on our notes payable, notes receivable and four convertible notes payable and a $3,038 decrease in other income. As discussed on Note 3 – Exchange Agreement in the accompanying Notes to the Consolidated Financial Statements, the Company exchanged the preferred stock warrants and convertible notes payable for Series B preferred stock. As a result of the agreement, the derivative liability was reduced to $-0- in other (income) expense.

Liquidity and Capital Resources

For the nine months ended May 31, 2021, we provided net cash of $13,321 from operating activities, primarily attributable to our Participation Agreement with Libertas Funding, LLC. We will require additional capital to continue as a going concern.

Current Assets

We had total assets of $63,174 as of May 31, 2021, which consisted of $31,202 cash, inventory of $17,350, prepaid expenses of $3,000, equity investment (net of discount) of $9,045, equipment of $897, (net of accumulated depreciation) and trademarks of $1,680.

Current Liabilities

We had total liabilities of $105,274 as of May 31, 2021 consisting of accounts payable and accrued expenses of $15,313, related party payable of $47,600 due our CEO, note payable, current portion of $10,000, note payable, dividends payable of $32,361 for our Series B Convertible Preferred stock issued in April 2021.

As discussed on Note 3 – Exchange Agreement in the accompanying Notes to the Consolidated Financial Statements, in April 2021 we entered into an Exchange Agreement with Calvary Fund I LP (“Calvary Fund”) pursuant to which we agreed to issue Calvary Fund 2,694,514 shares of our newly designated Series B Convertible Preferred Stock in exchange for (i) 8,480,000 shares of our Series A Convertible Preferred Stock, (ii) outstanding common stock purchase warrants (the “Warrants”), and (iii) all principal and accrued interest due under outstanding convertible promissory notes. As a result of the agreement, the convertible notes payable, convertible notes payable accrued interest, Series A Preferred stock dividends and derivative liability was reduced to $-0- in the accompanying consolidated balance sheets for an aggregate of $2,588,869.

Cash Requirements

At May 31, 2021, we had a cash balance of $31,202. Such cash amount of $31,202 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2021 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 as filed with the SEC on December 15, 2020.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: July 13, 2021	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	President, Secretary and Treasurer (Principal executive officer, principal accounting officer and principal financial officer)

