Form 10-K
period 2021-08-31
GridIron BioNutrients, Inc.
filed 2021-12-10
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

At February 28, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $229,061.

At December 10, 2021, there were 20,020,239 shares of the registrant’s common stock, par value $0.001 per share outstanding.

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

2

REFERENCES

All references in this Form 10-K to the “Company”, “Gridiron,” “GridIron BioNutrients”, “we”, “us,” or “our” are to Gridiron BioNutrients, Inc., a Nevada corporation and our wholly-owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

FORWARDING LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of COVID-19 on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•	our ability to successfully implement our growth strategy;
•	our ability to generate sufficient cash flow or raise capital on acceptable terms;
•	the loss of key members of our senior management team;
•	allegations that our products cause injury or illness or fail to comply with government regulations;
•	the loss of a significant customer, suppliers, distributors, or retail partners;
•	the entrance of new competitors into our industry;
•	the effectiveness of our marketing and trade spending programs;
•	our ability to introduce new products and improve existing products;
•	our ability to manage our supply chain effectively;
•	our ability to match our supply with the demand for our products;
•	the impact of government regulation, scrutiny, warning and public perception;
•	the effect of false marketing claims;
•	our ability to develop and maintain our brand;
•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•	the applicability of the penny stock rules to our common stock;
•	material weaknesses in our internal control over financial reporting;
•	the significant dilution to our stockholders upon the conversion of our outstanding convertible preferred stock; and
•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

3

PART I

ITEM 1. BUSINESS

Corporate Overview

Established in 2014 Gridiron BioNutrients, Inc. (OTCQB: GMVP) is headquartered in Scottsdale AZ. We are in the business of marketing and selling consumer cannabidiol product line including, capsules, oil, gummies, concentrates and CBD infused water. We are currently limited to distribution of the products through our online platform, www.GridironMVP.com; we currently have no other distribution channels or partners and have had very limited sales of any of our products. In December 2019, we initiated expanding our business to pursue opportunities within the cannabidiol (CBD) bulk oil space by securing industrial hemp biomass processed by a third party into CBD Oil. We currently, hold 36 liters of T-Free Distillate CBD Oil that us available to sell or utilize as raw material in our products.

On November 9, 2021, the Company completed its acquisition (the “Acquisition”) of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, held by ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”). The Acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021 (the “Asset Purchase Agreement”) described in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “November 8th Current Report”). As consideration for the Acquisition, the Company issued 19,831,623 shares of Common Stock to STB, which at the closing of the Acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully-diluted basis. The closing of the Acquisition contemplated by the Asset Purchase Agreement on November 5, 2021, resulted in a change of control of the Company.

The Common Stock issued to STB was valued at approximately $40,495,000 or $2.05 per share.

Our Products

Our products are marketed under the trademark Gridiron BioNutrients™ and Gridiron MVP™ including:

•	GridironMVP Alkaline Nutrition with Probiotics. - 16.9oz beverage with 20mg of CBD with humic/fulvic trace minerals, vitamins and probiotics with an alkaline base;
•	GridironMVP Concentrate. - 1oz, 2oz, 4oz sizes, alkaline nutrition with probiotics in concentrate form;
•	Gridiron CBD Premium Hemp Tinctures in 1oz and 2oz sizes ranging from 500mg to 750mg of CBD in natural and peppermint flavors;
•	Gridiron CBD Gummies-come in various sizes from a 3pack to a 30-count bottle, offered in both a daytime and nighttime version with each gummy having 5mg of CBD;
•	Gridiron CBD Salve. - 1.7oz salve containing 50mg of CBD

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

Capital Considerations - Our business plan can be adjusted based on the available capital to the business.

•

On September 7, 2021, the Company consummated the initial tranche of its $2 million financing contemplated by that certain Series B-1 Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which the Company agreed to issue and sell to LPC up to 2,694,514 shares of its newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) at a Stated Value per share price of $0.742245 (or $2,000,000 in the aggregate). At the initial closing, the Company issued 673,628 shares of Series B-1 Preferred to LPC and received $500,000 in gross proceeds. On October 28, 2021, the Company consummated the second tranche of the Series B-1 Preferred Stock investment, issuing an additional 637,628 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $500,000.00 in the aggregate. On November 9, 2021, the Company consummated the third and final tranche of the Series B-1 Preferred Stock investment, issuing an additional 1,347,256 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $1,000,000.00 in the aggregate. The aggregate gross proceeds of $2,000,000 will be used by the Company as working capital

•

On November 24, 2021, the Company entered into, and consummated the financing contemplated by, that certain Series B-1 Purchase Agreement between the Company and L1 Capital Opportunities Master Fund Ltd. (“L1 Capital”), pursuant to which the Company issued and sold to L1 Capital 2,694,514 shares of its Series B-1 Preferred at a per share price of $0.742245, or $2,000,000 in the aggregate. Pursuant to the terms of the respective purchase agreements with LPC and L1 Capital, each of LPC and L1 Capital agreed, for a period of 180 days following the final closing of such transaction, not to offer, sell, contract to sell, pledge, hypothecate, grant any option, right or warrant for the sale of, purchase any option or contract to sell, sell any option or contract to purchase, or otherwise encumber, dispose of or transfer, or grant any rights with respect to, directly or indirectly, any shares of Series B-1 Preferred or any shares of the Company’s common stock issuable upon conversion of the Series B-1 Preferred. In addition, each of LPC and L1 Capital, along with the holders of the Company’s Series B Preferred Stock has been granted the right (until the earlier of (i) the sixteen (16) month anniversary of the Closing Date or (ii) the listing of the Common Stock on a national securities exchange) to participate in up to 10% of the Company’s future equity or equity-linked financings. Furthermore, the Company granted these stockholders certain piggyback registration rights with respect to the Common Stock issuable upon conversion of the Series B-1 Preferred and Series B Preferred issued to such stockholder.

4

•

We believe cash on hand will adequately fund our current planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Product Manufacturing and Fulfillment

We currently rely on third party manufacturers and fulfillment. We currently have no contract or agreement with manufacturers or fulfillment centers. We plan to identify manufactures and fulfillment centers that can provide quality and efficiency in the development and delivery of our products. We currently store our inventory in a temperature-controlled facility in Utah.

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

Competition

Competition within the CBD industry is intense with many well-established companies within the market, such as Charlotte’s Web Holdings Inc., PureKana, cbdMD, Inc., Tilray and Hexo Corp., and numerous start-up companies entering the market. Substantially all of the Company’s competitors are established companies with brand name recognition and far greater resources than Gridiron. While the Company is not presently able to effectively compete with these larger, more established companies as a result of its limited resources and lack of brand name recognition by consumers, subject to the availability of sufficient funds Gridiron seeks to brand and market high quality CBD products through both exclusive and non-exclusive strategic alliances that will serve to make the Company a market leader, which will be in direct competition with the above companies. However, the Company can provide no assurance or guarantee that it will be able to develop and/or maintain any strategic alliances now or in the future or that its products will be accepted by the market.

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

Government Regulation

The production of our hemp extract products is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA’s authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit us to market hemp extract in water without food additive approval. We may decide to market Gridiron BioNutrients™ and GridironMVP™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA’s GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

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

Human Capital

Timothy S. Orr was the sole officer, director and employee of the Company during the fiscal year ended August 31, 2021. As part of the Acquisition, Mr. Orr, stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Interim Chief Financial Officer, a position he agreed to maintain for a period of at least six months. Mr. Orr will remain a director of the Company.

Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14f-1 of the Exchange Act. Provided we have the resources, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. We believe that the skill set of our current management is adequate for the current and short-term development of our brands and trademarks.

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

Risks Related to Our Business

We have a history of losses.

We incurred net operating losses of $238,991 and $216,817, respectively, for the years ended August 31, 2021 and 2020. At August 31, 2021 we had an accumulated deficit of $2,973,628. We do not generate sufficient revenues to provide funds to pay our operating expenses, satisfy our obligations or continue to implement our business model. Unless we are able to raise sufficient working capital to continue to implement our business model, will have no ability to increase our revenues to a level which supports our operations. In that event, we will continue to report net losses in future periods and our ability to continue our operations as they are presently conducted will be in jeopardy.

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

We have a working capital deficit at August 31, 2021 and 2020. We need to raise additional capital to continue our business model.

At August 31, 2021, we had a cash balance of approximately $137,000 and a working capital deficit of approximately $238,000 as compared to a cash balance of approximately $18,000 and working capital of approximately $2,684,000 at August 31, 2020. We used approximately $30,000 in net cash in our operations in the year ended August 31, 2021 as compared to approximately $410,000 of net cash used in operations in the year ended August 31, 2020. The working capital improvement from the year ended August 31, 2020 is a result of exchanging our 4 convertible notes payable, warrants and related derivative liability for Series B preferred stock (See Note 3 – Exchange Agreement in the accompanying notes to the financial statement for a further discussion). Our principal sources of liquidity are sales of equity and debt securities. We indent to raise additional capital in the next 12 months in order to continue to implement our business model. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. There is no assurance that we will be successful in obtaining funding to continue operations. In that event, we may be unable to continue as a going concern.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of August 31, 2021 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of August 31, 2021 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our growth and profitability depend on the performance of third-party brokers and distributors and maintaining an ongoing relationship with them.

We currently have no distribution partners, and our success will depend on obtaining sufficient distribution partners and the overall performance that these third parties provide. If we are unable to secure proper a proper distribution network or if and when we do, the third parties are do not perform or have deficient performance by such parties it may significantly undermine our operations, profitability, and result in total loss of your investment.

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

We rely on Timothy Orr, our former executive officer and interim CEO who has extensive knowledge of our business and has provided our company with rights to our propriety blend under an oral agreement; the loss of Mr. Orr or the termination of the oral agreement may adversely affect our business.

We are highly dependent on our interim CFO, Timothy Orr, who has extensive knowledge of our business and has provided our company with our propriety blend under an oral agreement. We do not have “key person” life insurance policies for Mr. Orr. The loss of Timothy Orr could result in delays in product development, loss of our propriety blend, any future customers and sales and diversion of management resources, which could adversely affect our operating results. During November 2021, pursuant to the terms of the Asset Purchase Agreement discussed above, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company and Jason Frankovich was appointed as a director of the Company.

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

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

If we fail to comply with personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business, we may receive, process, transmit and store information relating to identifiable individuals (“personal data”), primarily employees and former employees. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of applicable personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

If we produce, market and/or sell products infused with hemp, as defined under the Agriculture Improvement Act of 2018, we will be subject to a myriad of different laws and regulations governing the use of hemp in food and beverages and if we are unable to comply with such laws in a cost-effective manner, our business could be adversely affected.

The production of a food or beverage infused with hemp, as “hemp” is defined in the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334), is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA’s authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp in food is safe. The FDA has evaluated Generally Recognized as Safe or GRAS notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp product lines. We will not pursue the production or sale of hemp-infused products until legally permitted.

Laws and regulations governing the use of hemp in food and beverages in the United States are broad in scope; subject to evolving interpretations; and subject to enforcement by a myriad of regulatory agencies and law enforcement entities. Under the Agriculture Improvement Act of 2018, a state or Indian tribe that desires to have primary regulatory authority over the production of hemp in the state or territory of the Indian tribe must submit a plan to monitor and regulate hemp production to the Secretary of the United States Department of Agriculture or USDA. The Secretary must then approve the state or tribal plan after determining if the plan complies with the requirements set forth in the Agriculture Improvement Act of 2018. The Secretary may also audit the state or Indian tribe’s compliance with the federally-approved plan. If the Secretary does not approve the state or Indian tribe’s plan, then the production of hemp in that state or territory of that Indian tribe will be subject to a plan established by USDA. USDA has not yet established such a plan. We anticipate that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the Agriculture Improvement Act of 2018 prohibits states and Indian tribes from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state or territory of the Indian tribe, as applicable. Because we rely on a nationwide broker-distributor-retailer network whereby brokers represent our products to distributors and retailers in turn sell our product to consumers in the fifty states and the District of Columbia, we may be subject to many different state-based regulatory regimens for hemp, all of which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations, as well as adverse publicity and potential harm to our reputation. We and our suppliers and vendors must take significant enterprise risk management steps to ensure that there is no commingling of hemp and marihuana, as “marihuana” is defined in the federal Controlled Substances Act. Marihuana remains subject to the Controlled Substances Act and related regulations.

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

FDA’s current position is that the sale of food and beverages that contain hemp-derived cannabidiol or CBD is prohibited under the Federal Food, Drug, and Cosmetic Act; therefore, if we decide to produce, market and/or sell beverages infused with hemp-derived cannabidiol, we may be subject to federal enforcement actions which could adversely affect our business and harm our reputation and brand

The FDA has jurisdiction over drugs and foods that contain CBD, including CBD derived from hemp. Under the Federal Food, Drug and Cosmetic Act or the FDCA, it is a prohibited act to introduce or deliver for introduction into interstate commerce any food (which the FDCA defines to include beverages) that is adulterated. The FDCA therefore prohibits the introduction or delivery for introduction of a food that contains CBD, because the FDCA deems a food to be adulterated if it bears or contains any food additive that is unsafe and CBD is presently an unsafe food additive under the FDCA and FDA regulations. The FDCA also states that it is a prohibited act to introduce or deliver for introduction into interstate commerce any food to which an FDA-approved drug has been added, unless certain exceptions are met. The FDA has approved a drug in which CBD is an active ingredient, and the agency has stated that based on available evidence, none of the exceptions apply to CBD. One of the exceptions addresses whether the drug was marketed in food before the FDA approved the drug and before the institution of any substantial clinical investigations involving the drug. The FDA has stated that interested parties may present the agency with evidence that has bearing on the issue of whether CBD was marketed in food before the FDA approved the CBD drug in 2018 or before the institution of substantial clinical investigations involving the CBD drug. FDA’s current position is that this provision of the FDCA also prohibits the introduction or delivery for introduction into interstate commerce of a food to which CBD has been added.

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

Accordingly, if Congress amended federal laws or FDA issued regulations or guidance permitting the use of hemp-derived CBD in food or announcing the agency’s decision to use its enforcement discretion with respect to hemp-derived CBD products, we and our suppliers and vendors would be required to implement significant enterprise risk management measures to ensure that there is no commingling of CBD derived from marihuana, as “marihuana” is defined in the federal Controlled Substances Act, with any future commercial supply of hemp-derived CBD that is used to produce our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our current business address is 6991 East Camelback Road Suite D-300 Scottsdale, AZ 85251. We rent these facilities on a month-to-month basis for a monthly rental of approximately $200.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Tier of the OTC Markets Group, Inc. under the stock symbol “GMVP.” On December 10, 2020, the last reported sale price of our common stock on the OTCQB was $0.0094 per share, which such price did not give effect to the pending reverse stock split of our common stock described below. As of December 10, 2021, there were 102 record holders of our common stock.

Reverse Stock Split

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Overview. We had revenues of $3,080 and $1,181 for the years ended August 31, 2021 and 2020, respectively. We incurred a net income (loss) of $1,039,932 and ($2,580,068) for the years ended August 31, 2021 and 2020, respectively. The decrease in net loss of $3,620,000 is attributable to the factors discussed below.

Revenues. We had revenues from operations of $3,080 and $1,181 for the years ended August 31, 2021 and 2020, respectively. Our revenues for the years ended August 31, 2021 and 2020 consisted primarily of our retail line of health water infused with probiotics and minerals and the sale of one liter of T-free distillate. The increase of $1,899 of revenues resulted from the Company selling one liter of T-free distillate during the three months ended November 30, 2020. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had gross margins of $1,659 and ($1,783) from our operations for the years ended August 31, 2021 and 2020, respectively. The increase of $3,442 was a result of the sale of one liter of T-free distillate during the three months ended November 30, 2020.

Expenses. Our operating expenses were $240,650 and $215,094 for the years ended August 31, 2021 and 2020, respectively. The increase of $25,556 was primarily attributable to an approximate $54,000 increase professional fees from higher audit fees and legal fees associated with reverse stock split and a potential acquisition and an approximate $10,000 increase in consulting fees due to an agreed upon fee increase for our CEO, offset by an approximate $36,000 decrease in General and Administrative primarily from a $23,000 decrease in insurance cost and an approximate $2,000 decrease in advertising expense.

Other (Income) Expense. Our total other (income) expense was ($1,278,923) and $2,263,191 for the years ended August 31, 2021 and 2020, respectively. The $3,642,114 decrease in other expenses was attributable to a $1,908,267 decrease in expenses related to our convertible notes payable and preferred stock warrants conversion into Series B preferred stock and interest accretion, a $861,680 decrease in debt/equity issuance costs on no new convertible notes during the years ended August 31, 2021 compared to three new convertible notes payables during the year ended August 31, 2020, a $568,173 decrease in impairment expense from our inventory write-off, a notes receivable and fixed assets during the year ended August 31, 2020, a $336,183 decrease in net interest expense on our notes payable, notes receivable and four convertible notes payable, offset by a $32,189 decrease in other income. As discussed in Note 3 – Exchange Agreement in the accompanying Notes to the Consolidated Financial Statements, the Company exchanged the preferred stock warrants and convertible notes payable for Series B preferred stock. As a result of the agreement, the derivative liability was reduced to $-0- in other (income) expense.

Liquidity and Capital Resources

For the year ended August 31, 2021, we used net cash of $30,405 for operating activities, primarily attributable to our Participation Agreement with Libertas Funding, LLC. For the year ended August 31, 2021, we were provided $150,000 from financing activities for a short-term promissory note from an investor. We will require additional working capital to continue as a going concern.

Assets

We had total assets of $181,886 as of August 31, 2021, which consisted of $137,476 cash, inventory of $17,000, prepaid expenses of $14,000, equity investment (net of discount) of $11,132, equipment of $598 (net of accumulated depreciation), and trademarks of $1,680. The cash balance includes a short-term promissory note for $150,000 which funded on August 30, 2021.

Liabilities

We had total liabilities of $406,725 as of August 31, 2021 consisting of accounts payable and accrued expenses of $43,930, related party payable of $64,600 due our CEO, note payable, current portion of $160,000, dividends payable of $138,195 for our Series B Convertible Preferred stock issued in April 2021.

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

Cash Requirements

At August 31, 2021, we had a cash balance of $137,476. Such cash amount of $137,476 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

August 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gridiron BioNutrients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gridiron BioNutrients, Inc. (“the Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

December 10, 2021

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2021	August 31, 2020

ASSETS
Current assets:
Cash	$137,476	$17,881
Inventory	17,000	37,450
Prepaid expenses	14,000	13,945
Notes receivable, net of discount	-	132,852
Total current assets	168,476	202,128

Other assets
Equity investment, net of discount	11,132	2,783
Equipment, net of accumulated depreciation of $4,558 and $3,144, respectively	598	2,012
Trademarks	1,680	1,680
Total other assets	13,410	6,475

Total Assets	$181,886	$208,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$43,930	$443,496
Related party payable	64,600	73,469
Derivative liability	-	1,454,480
Note payable, current portion	160,000	10,000
Note payable, convertible net of discount	-	831,170
Dividends payable	138,195	73,995
Total current liabilities	406,725	2,886,610

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized;
-0- and 8,480,000 issued and outstanding as of
August 31, 2021 and 2020, respectively	-	8,480
Preferred stock Series B, $0.001 par value; 2,694,514 shares authorized;
2,694,514 and -0- issued and outstanding as of
August 31, 2021 and 2020, respectively	2,695	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
188,616 and 187,194 shares issued and outstanding as of
August 31, 2021 and 2020, respectively	188	187
Additional paid in capital	2,745,906	1,157,253
Accumulated deficit	(2,973,628)	(3,843,927)
Total stockholders' equity (deficiency)	(224,839)	(2,678,007)

Total Liabilities and Stockholders' equity	$181,886	$208,603

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31, 2021	August 31, 2020

Revenue	$3,080	$1,181
Cost of Revenue	1,421	2,964

Gross margin	1,659	(1,783)

Operating expenses:
Advertising	677	2,664
Consulting fees	73,375	63,375
General and administrative	49,184	85,637
Professional fees	117,414	63,418
Total operating expenses	240,650	215,094

Net operating income (loss)	(238,991)	(216,877)

Other (income) expense:
Interest expense	105,424	427,286
Interest income	(55,567)	(41,246)
Impairment expense	19,450	587,623
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	(1,454,480)	(301,581)
Interest accretion	114,599	869,967
Debt/Equity issuance costs on convertible notes payable	-	861,680
Other (income) expense	(8,349)	(40,538)
Total Other (income) expense	(1,278,923)	2,363,191

Net income (loss)	$1,039,932	$(2,580,068)

Basic income (loss) per share	$5.53	$(8.59)

Weighted average number of common shares outstanding - basic	188,094	300,323

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at August 31, 2019	8,480,000	$8,480	-	$-	439,285	$439	$1,077,001	$160,000	$(1,213,559)	$32,361

Issuance of common stock for stock subscription	-	-	-	-	742	1	159,999	(160,000)		-
Repurchase and retirement of common stock	-	-	-	-	(252,833)	(253)	(79,747)	-	-	(80,000)
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(50,300)	(50,300)
Net loss, period ended August 31, 2020	-	-	-	-	-	-	-	-	(2,580,068)	(2,580,068)

Balance at August 31, 2020	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$-	$(3,843,927)	$(2,678,007)

Exchange agreement - conversion of preferred stock	(8,480,000)	(8,480)	2,694,514	2,695	-	-	1,588,654	-	-	1,582,869
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(169,633)	(169,633)
Adjustment for reverse split	-	-	-	-	1,422	1	(1)	-	-	-
Net income, period ended August 31, 2021	-	-	-	-	-	-	-	-	1,039,932	1,039,932

Balance at August 31, 2021	-	$-	2,694,514	$2,695	188,616	$188	$2,745,906	$-	$(2,973,628)	$(224,839)

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow

	For the Years Ended
	August 31, 2021	August 31, 2020

Cash flows from operating activities:
Net income (loss)	$1,039,932	$(2,580,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,414	2,613
Debt/stock based issue costs	-	(301,581)
(Gain) Loss on change in fair value of derivative liability	(1,454,480)	1,731,647
Interest accretion	114,599	-
Impairment expense	19,450	76,960
Prior year correction to note payable, current portion (See Note 6)	-	(39,500)
Realized income on investment	(8,349)	(2,783)
Changes in operating assets and liabilities:
Inventory	1,000	166,113
Prepaid expenses	(55)	11,666
Notes receivable	132,852	67,148
Accounts payable and accrued expenses	132,101	422,517
Related party payable	(8,869)	35,020
Net cash provided by (used in) operating activities	(30,405)	(410,248)

Cash flows from investing activities:
Repurchase and retirement of common stock	-	(80,000)
Notes receivable investment	-	(300,000)
Net cash used in investing activities	-	(380,000)

Cash flows from financing activities
Proceeds from convertible notes payable	-	828,000
Proceeds from notes payable	150,000	-
Repayment of convertible notes payable	-	(38,846)
Net cash provided by financing activities	150,000	789,154

Net increase (decrease) in cash	119,595	(1,094)
Cash - beginning of the year	17,881	18,975
Cash - end of the year	$137,476	$17,881

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends accrued	$169,633	$50,300
Discount on convertible note payable	$-	$129,615
Issuance of common stock from shares to be issued	$-	$160,000

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements

August 31, 2021

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $137,476 and $17,881 of cash as of August 31, 2021 and 2020, respectively.

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

As discussed in Note 10 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2020. As discussed on Note 3 – Exchange Agreement, the Company exchanged the preferred stock warrants and convertible notes payable for Series B Preferred Stock. As a result of the agreement, the derivative liability was reduced to $-0- in the accompanying consolidate statement of operations. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of August 31, 2021 and 2020.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of August 31, 2021 and 2020:

	August 31, 2021	August 31, 2020
Computer Equipment	$1,569	$1,569
Other	3,587	3,587
Accumulated depreciation	(4,558)	(3,144)
Net book value	$598	$2,012

Depreciation expense was $1,414 and $2,613 for the years ended August 31, 2021 and 2020, respectively.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $19,450 and $485,662 of obsolete inventory or inventory below market value for the for the years ended August 31, 2021 and 2020, respectively.

A summary of the Company’s inventory as of August 31, 2021 and 2020 are as follows:

Type	August 31, 2021	August 31, 2020
Raw Materials	$-0-	$450
T-free Distillate	17,000	37,000

Total Inventory	$17,000	$37,450

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

The Series B Convertible Preferred shares would convert to 2,694,514 shares of the Company’s common stock in addition to the 188,616 outstanding shares at August 31, 2021. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the years ended August 31, 2021 and 2020.

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. As discussed on Note 3 – Exchange Agreement, the Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $-0- in the accompanying consolidated balance sheets. The Series B Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $138,195 and $73,995 of dividends payable at August 31, 2021 and 2020, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s Series B Preferred Stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $677 and $2,664 during the years ended August 31, 2021 and 2020, respectively.

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

There was $-0- stock-based compensation during years ended August 31, 2021 and 2020.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of August 31, 2021 and 2020.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of August 31, 2021 and 2020, the Company had trademarks totaling $1,680.

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

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had limited revenue and a net operating loss of $238,991 for the year ended August 31, 2021. The Company has working capital deficit of $238,249 and an accumulated deficit of $2,973,628 as of August 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – NOTES RECEIVABLE

On January 24, 2020, the Company received a promissory note from a supplier, Notis Global, Inc. (“NGBL”). The $112,500 note was issued with an original issue discount of $12,500 or 12.5%. NGBL will repay the promissory note with 12.5% of its sales of derivative products of hemp planted and harvested in 2020. In addition, once the promissory note has been repaid, the Company shall be paid an aggregate of 3.75% of the 2020 derivative products revenues sold by the supplier. The original issue discount is amortized through the term of the note. At August 31, 2020, the Company evaluated the promissory noted under ASU 2016-16, “Financial Instruments – Credit Losses, (Topic 326)” and determined the entire balance was impaired. The Company reported a $100,000 impairment charge at August 31, 2020.

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of nine months or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. On September 1, 2020, Libertas renegotiated this agreement and the Company will receive weekly payments for $4,921 and extended the term to 38 weeks. The previous weekly payment was $6,984. The unpaid balance was $-0- and $132,852 at August 31, 2021 and 2020, respectively.

In addition, on April 29, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $11,132 and $2,783 at August 31, 2021 and 2020, respectively. The Company recorded other income of $8,349 and $2,783, respectively for the years ended August 31, 2021 and 2020, respectively, in the accompanying statement of operations.

NOTE 6 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $11,982 and $11,482 at August 31, 2021 and 2020, respectively. The Company is in default with the repayment terms of the note.

On May 31, 2018, the Company issued a $39,500 promissory note to a company. The loan bears interest at 0% and has a maturity date of November 30, 2018. During March 2020, it was discovered the promissory note was fully paid-off on August 6, 2018 and inadvertently recorded as an operating expense for the year ended August 31, 2018. At May 31, 2020, the Company wrote-off the promissory note to operating expense. The unpaid balance was $-0- at August 31, 2021 and 2020.

On August 30, 2021, the Company issued a $150,000 promissory note to an investor. The loan bears interest at 18% and has a maturity date of August 30, 2022. The unpaid balance including accrued interest was $150,074 August 31, 2021.

Convertible Notes Payable

As discussed on Note 3 – Exchange Agreement, the Company exchanged the convertible notes payable for Series B Preferred Stock. As a result of the Exchange agreement, the convertible notes payable were reduced to $-0- in the accompanying consolidated balance sheets.

On August 27, 2019, the Company signed a convertible promissory note with an investor. The $30,000 note was issued with an original issue discount of $3,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on February 27, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. After February 27, 2020, the payment premium increases to 125% of the principal and interest outstanding and if in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $-0- and $46,870 at August 31, 2021 and 2020, respectively.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $140,000 note was issued with an original issue discount of $14,000 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on May 25, 2020. The note has a prepayment penalty of 110% of the principal and interest outstanding if repaid before 180 days from issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $-0- and $212,577 at August 31, 2021 and 2020, respectively.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $555,000 note was issued with an original issue discount of $55,500 and bears interest at 10% per year. The note principal and interest are convertible into shares of common stock at a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on July 27, 2020. The note has a prepayment penalty of 115% of the principal and interest outstanding if repaid more than 30 days after note issuance. If in default, the payment premium increases to 140% of the principal and interest outstanding. The original issue discount is amortized through the term of the note. The unpaid balance including accrued interest was $-0- and $825,475 at August 31, 2021 and 2020, respectively.

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at -0-% per year. The Company recorded the self-amortizing convertible promissory note using the effective interest rate method to calculate the loan payable at $202,500 and accrued interest at $57,115. The note requires nine equal payments due starting June 15, 2020 for $28,846. In the event the Company fails to make the $28,846 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on February 21, 2021. The Company made the first payment on June 15, 2020 for $28,846 and a partial payment of $10,000 on July 15, 2020. The original issue discount is amortized through the term of the note. The unpaid principal and interest balance was $-0- and $287,665 August 31, 2021 and 2020, respectively.

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

At August 31, 2021 and 2020, the outstanding principal balances of the convertible notes payable, net of debt discount was $-0- and $831,170, respectively. The Company recorded interest accretion on the debt discount of $114,599 and $869,967 for the years ended August 31, 2021 and 2020, respectively, in the accompanying consolidated statements of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of August 31, 2021, and 2020, the Company owed $64,600 and $73,469, respectively to its President and Director. The balance due is recorded as related party payable in the accompanying consolidated balance sheets.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were -0- and 8,480,000 shares of Series A Convertible Preferred Stock issued and outstanding as of August 31, 2021 and 2020, respectively.

As discussed on Note 3 – Exchange Agreement, the Company designated 2,694,514 shares of Series B Convertible Preferred Stock in April 2021. There were 2,694,514 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of August 31, 2021 and 2020, respectively.

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

There were 188,616 and 187,194 common shares issued and outstanding as of August 31, 2021 and 2020, respectively.

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

The following table summarizes all stock warrant activity for the years ended August 31, 2021:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, August 31, 2020	27,532	$50.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	(27,532)	(50.82)
Outstanding, August 31, 2021	-	$-

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

Derivative Liability Summary

As of August 31, 2021 and 2020, the Company had derivative liabilities totaling $-0- and $1,454,480, respectively, in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of ($1,454,480) and ($301,581) for the years ended August 31, 2021 and 2020, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $114,599 and $869,967 to interest accretion during the years ended August 31, 2021 and 2020, respectively, in the accompanying consolidated statement of operations for the preferred stock warrants and derivative convertible notes payable.

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

In November 2019, the Company made a strategic decision to expand into the cannabinoids (CBD) oil extraction business and on or about November 27, 2019, the Company signed a Supply Agreement with Notis Global, Inc. (“NGBL”), a grower to purchase 10,000 pounds of industrial hemp (biomass) and was processed into crude during the three months ended May 31, 2020. During November 2019, the Company paid $100,000 to the supplier and recorded the purchase in inventory in the accompanying consolidated balance sheet. During January 2020, the Company purchased an additional 30,000 pounds of industrial hemp (biomass) for $5 a pound or $150,000 under the agreement. On August 31, 2020, the Company wrote-down $115,000 of its recently purchased industrial hemp (biomass) raw material to fair market value of $35,000. On May 31, 2021, the Company wrote-down $19,100 of its industrial hemp (biomass) and other raw material to fair market value of $17,000. The write-down was recorded as an impairment charge in the accompanying statements of operations.

On December 13, 2019, the Company signed a Toll Processing Agreement with a corporation to process industrial hemp (biomass) into the CBD product. The contract is valued at $100,000. During the year ending August 31, 2020, the Company spent $72,500 to fulfill the contract.

On January 24, 2020, the Company signed a Collaboration Agreement with a supplier, Notis Global, Inc. (“NGBL”), to explore and consider potential business opportunities for the parties within various segments of the hemp CBD supply chain including cultivation, extraction and purification and retail products. As consideration for the services to be provided by the Company, NGBL shall issue to the Company 2.5 billion shares of NGBL restricted common stock. Either party may terminate this agreement at any time upon 10 business days’ written notice. The equity investment is valued at $250,000 or 20% ownership of NGBL, however, NGBL is not current with their filing with the Securities and Exchange Commission and do not have the authorized shares to fulfill the agreement. The Company evaluated the shares of NGBL and determined there was $-0- value at August 31, 2021.

NOTE 12 – INCOME TAXES

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended August 31, 2021 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2021	2020
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21%)	(21%)

The net deferred tax assets consist of the following:

	August 31, 2021	August 31, 2020
Deferred tax asset	$615,839	$807,225
Valuation allowance	(615,839)	(807,225)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended August 31, 2021 was an increase of $191,836.

NOTE 13 – SUBSEQUENT EVENTS

On September 7, 2021, the Company consummated the initial tranche of its $2 million financing contemplated by that certain Series B-1 Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which the Company agreed to issue and sell to LPC up to 2,694,514 shares of its newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) at a Stated Value per share price of $0.742245 (or $2,000,000 in the aggregate). At the initial closing, the Company issued 673,628 shares of Series B-1 Preferred to LPC and received $500,000 in gross proceeds. On October 28, 2021, the Company consummated the second tranche of the Series B-1 Preferred Stock investment, issuing an additional 637,628 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $500,000.00 in the aggregate. On November 9, 2021, the Company consummated the third and final tranche of the Series B-1 Preferred Stock investment, issuing an additional 1,347,256 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $1,000,000.00 in the aggregate. The aggregate gross proceeds of $2,000,000 will be used by the Company as working capital

On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Warrants issued on April 29, 2020 from QSI Holding Company, Inc. (“QSI”), to Calvary Fund 1 LP (“Calvary”). As discussed in Note – 5 Notes Receivable, The QSI Warrant entitles the holder to purchase 45,053 shares of the QSI common stock, par value $0.00001 per share, at an exercise price of $3.1336 per share. In consideration of the assignment of the Warrant, Calvary forgives the Company from the principal and interest owing under the Calvary $150,000 promissory note dated August 31, 2021.

On November 9, 2021, the Company completed its acquisition (the “Acquisition”) of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, held by ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”). The Acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021 (the “Asset Purchase Agreement”) described in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “November 8th Current Report”). As consideration for the Acquisition, the Company issued 19,831,623 shares of Common Stock to STB, which at the closing of the Acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully-diluted basis. The closing of the Acquisition contemplated by the Asset Purchase Agreement on November 5, 2021, resulted in a change of control of the Company. As part of the Acquisition, Mr. Orr, stepped down as the Company’s Chief Executive Office and assumed the role of the Company’s Interim Chief Financial Officer, a position he agreed to maintain for a period of at least six months. Mr. Orr will remain a director of the Company. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14f-1 of the Exchange Act.

On November 24, 2021, the Company entered into, and consummated the financing contemplated by, that certain Series B-1 Purchase Agreement between the Company and L1 Capital Opportunities Master Fund Ltd. (“L1 Capital”), pursuant to which the Company issued and sold to L1 Capital 2,694,514 shares of its Series B-1 Preferred at a per share price of $0.742245, or $2,000,000 in the aggregate

Pursuant to the terms of the respective purchase agreements with LPC and L1 Capital, each of LPC and L1 Capital agreed, for a period of 180 days following the final closing of such transaction, not to offer, sell, contract to sell, pledge, hypothecate, grant any option, right or warrant for the sale of, purchase any option or contract to sell, sell any option or contract to purchase, or otherwise encumber, dispose of or transfer, or grant any rights with respect to, directly or indirectly, any shares of Series B-1 Preferred or any shares of the Company’s common stock issuable upon conversion of the Series B-1 Preferred. In addition, each of LPC and L1 Capital, along with the holders of the Company’s Series B Preferred Stock has been granted the right (until the earlier of (i) the sixteen (16) month anniversary of the Closing Date or (ii) the listing of the Common Stock on a national securities exchange) to participate in up to 10% of the Company’s future equity or equity-linked financings. Furthermore, the Company granted these stockholders certain piggyback registration rights with respect to the Common Stock issuable upon conversion of the Series B-1 Preferred and Series B Preferred issued to such stockholder.

The transactions described above are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

The Company has evaluated all other events occurring subsequently to these financial statements through December 10, 2021 and determined there were no other items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, consisting solely of our President, who is our principal executive officer and principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2021 as a result of material weaknesses in our internal control over financial reporting described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2021, management, consisting solely of our President, who is our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is our principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2021.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Jeffrey J. Kraws	57	Chief Executive Officer and Director
Timothy S. Orr	50	Interim Chief Financial Officer and Director
Jason Frankovich	46	Director

Jeffrey J. Kraws, Chief Executive Officer and Director

Mr. Kraws has served as a member of the board of directors of Synthetic Biologics, Inc. since January of 2006, and was appointed independent, non-executive Chairman of the Board that company in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. From August 2016 through January 2021, Mr. Kraws served as the Co-President of Ra Medical Systems Inc. (NYSE: RMED), a medical device company. Mr. Kraws is a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Mr. Kraws is a partner of PDK Healthcare Innovations LLC. He also consults and assists in management of private companies through his private practice. Well-known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as Vice President of Business Development at Synthetic Biologics, Inc., on a part-time basis. Since December 2013, Mr. Kraws serves on the board of directors of Avivagen Inc. (TSX:VIV). He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to us, having worked as a pharmaceutical analyst for over 22 years.

Mr. Kraws brings to the Board significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies. Mr. Kraws has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies. His healthcare experience, executive and leadership experience further qualify him as a member of the Board.

Timothy S. Orr, Director and Former President, Secretary, Treasurer, and Interim CFO

Timothy S. Orr has served as our President and a director since October 9, 2017. He has also served as Secretary and Treasurer since February 28, 2018. On November 5, 2021. Mr. Orr resigned as President, Secretary and Treasurer. Mr. Orr will remain as a director. Mr. Orr has also agreed to serve as the Company’s Interim Chief Financial Officer for a period of at least six months following the closing of the Acquisition. Mr. Orr has over 20 years of legal, business and public and private company experience. Mr. Orr’s law practice focuses on business formation and financing tailored to small and medium size companies. Mr. Orr has acted as outside counsel for publicly traded companies as well as private companies seeking equity financing for the expansion of their business. Additionally, since 2004, Mr. Orr has owned and operated Jameson Capital, LLC, a business development consulting services company. In 1994, Mr. Orr obtained a BA in Biology from Whitworth University, and in 1998, he obtained a JD from Gonzaga School of Law. Mr. Orr’s background as a lawyer and desire to participate in the management of Gridiron BioNutrients. led to our conclusion that he should serve as a director in light of our business and structure.

Jason Frankovich, Chairman of the Board of Directors

Mr. Frankovich has served as Founder and principal executive of ST Labs, a holding company for innovative biotech companies and cannabis sector companies where he oversaw operations and business development since 2012. ST lab’s portfolio included:

•	ST BioSciences, a Biotech company designing novel molecules in synthetic schedule 1 space, with a focus on indications with unmet needs such as fibromyalgia, withdrawal and PTSD.
•	ST Brands, a CBD consumer goods company which manages the full supply cycle from concept design to owning actual brick and mortar.
•	ST Therapeutics, a Biotech company with a portfolio of innovative technologies and phase 2 trials focusing on stem cells, and a library of venom and toxin novel molecules.
•	ST Agrotech, an agricultural company that focuses on new methods of vertical farming for nutrient dense vegetation. The company also has a vast portfolio of cannabis assets ranging from EUGMP facilities to patents on medicinal plant-based therapies.

From 2008 to 2013, Mr. Frankovich served as partner at Atlas Investments. Atlas was focus was project finance in the Real Estate and development sector. The company financed ground up development projects both domestically and internationally. The projects ranging from hotels, multi family, to community development and commercial strip malls.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2021, our board of directors was composed of one member, and such member did not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no current plans to list on the NASDAQ Global Market or other national securities exchange). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The company does not have an audit committee financial expert serving on an audit committee. In the future, the company may seek to retain an audit committee financial expert provided the company has the resources to accomplish this task.

COMPENSATION COMMITTEE

The company currently does not have a standing compensation committee or committee performing similar functions. The Board currently performs the functions normally undertaken by these committees. Provided the company can secure adequate resources and personal, in the future the board may nominate a compensation committee. There are no employment agreements by and between the current officer and director.

EMPLOYMENT AGREEMENTS

We have no written employment agreement with our current officers and directors.

INDEMNIFICATION AGREEMENTS

Timothy S. Orr, our Interim Chief Financial Officer and a director has entered into an Indemnification Agreement dated October 9, 2017, with the Company, pursuant to which the Company agreed to indemnify him for claims against each of them that may arise in connection with the performance of his duties as an officer or director for the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2021, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Timothy Orr	2021	0	0	0	0	0	0	73,000	73,000
	2020	0	0	0	0	0	0	69,900	69,900

Option Grants

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for our named executive officer outstanding as of August 31, 2021:

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

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2021.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2021, and through the date of filing of this Annual Report on Form 10-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2021, as our director(s) are not entitled to receive compensation for serving on the board.

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

The percentages below are calculated based on 20,020,239 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and address (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares (2)
5% or greater owners Director and executive officers
ST BioSciences, Ltd. 14 Wall Street, 20th Floor New York, New York 10005	19,831,623	99.057%
Timothy S. Orr (3)	86,811	0.433%
Jeffery J. Kraws (4)	1,289,056	6.438%
Jason Frankovich (5)	19,831,623	99.057%
All directors and effective officers as a group (3 Persons)	19,918,434	99.491%

(1)	Unless otherwise notes, the address for each person listed in the table above is 6991 East camelback Road, suite D-300, Scottsdale, Arizona 85251.

(2)

Based on 20,020,239 shares outstanding on the Record Date. The number of shares of Common Stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(3)	Timothy S. Orr is the former Chief Executive Officer of the Company and currently serves as the Company’s Interim Chief Financial Officer and a member of the Board.

(4)

Jeffery J. Kraws is the Chief Executive Officer of STB and owns 6.5% of the issued and outstanding ordinary shares of STB (which represents an indirect ownership of 1,289,056 shares of Common Stock). On November 9, 2021, Mr. Kraws was appointed as the Chief Executive Officer of the Company and a member of the Board.

(5)

Mr. Frankovich is the Chairman of STB and owns 59% of the issued and outstanding ordinary shares of STB and, as such, is deemed to beneficially own the 19,831,623 shares of Common Stock owned by STB. Mr. Frankovich disclaims beneficial ownership of 8,130,965 shares of Common Stock. Mr. Frankovich will be appointed as a member of the Board within 10 days following the mailing of this Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended August 31, 2021 and 2020, we paid Timothy Orr, our interim CFO and director, $73,000 and 69,900, respectively. During the years ended August 31, 2021 and 2020, we owed Mr. Orr, $64,600 and $73,469, respectively. The monies owed represent unpaid compensation and reimbursements for business expenses.

At the Closing of the Acquisition, the Company made a payment to Mr. Orr in the aggregate amount of $151,930.00 in respect of the following: (a) $43,930 in full satisfaction of a loan made to Company by Mr. Orr; and (b) $108,000 in full satisfaction of all payment and other obligations of Company to Mr. Orr pursuant to that certain employment offer letter between the Company and Mr. Orr dated August 1, 2021 (which agreement shall be deemed terminated upon the Closing of the Acquisition).

Mr. Kraws owns approximately 6.5% of the issued and outstanding ordinary shares of STB, and Mr. Frankovich owns approximately 59% of the issued and outstanding ordinary shares of STB. As a result of the Acquisition, STB was issued 19,831,623 shares of Common Stock which represented approximately 70% of the Company’s outstanding shares of common stock on a fully diluted basis as of the closing of the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2021 and 2020, the total fees charged to the company for audit services, including quarterly reviews were $39,243 and $34,114, and total fees charged for tax services and other services were $1,540 and $1,000, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	11/24/2021	3.1
3.2	Bylaws	S-1	4/13/2015	3.2
3.2.1	Amendment to Certificate of Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock	8-K	11/24/2021	3.2
4.1	Securities Purchase Agreement & Warrants Dated July 30, 2018	10-K	12/14/2020	4.1
10.1	Supply Agreement, Notis Global, Inc. November 27, 2019	10-K	12/14/2020	10.1
10.2	Toll Processing Agreement, Syndicate Oil, November 26, 2019	10-K	12/14/2020	10.2
10.3	Collaboration Agreement, Notis Global, Inc. January 24, 2020	10-K	12/14/2020	10.3
10.4	Calvary Convertible Note Dated August 27, 2019	10-K	12/14/2020	10.4
10.5	Calvary Convertible Note Dated November 25, 2019	10-K	12/14/2020	10.5
10.6	Calvary Convertible Note Dated January 27, 2020	10-K	12/14/2020	10.6
10.7	Calvary Convertible Note Dated April 27, 2020	10-K	12/14/2020	10.7
10.8	Exchange Agreement dated April 9, 2021 by and between Gridiron BioNutrients, Inc. and Cavalry Fund Management, LLP	8-K	4/12/2021	10.1
10.9	Series B1 Preferred Stock Financing Agreement dated September 7, 2021 by and between Gridiron BioNutrients, Inc. and Lincoln Park Capital Fund, LLP	8-K	9/7/2021	10.1
10.10	Definitive Asset Purchase Agreement with ST Biosciences, Ltd Dated November 5, 2021	8-K	10/28/2021	10.1
10.11	Lock-up/Leak-Out Agreement Dated November 9, 2021	8-K	11/09/2021	10.1
10.12	Series B-1 Purchase Agreement, dated November 24, 2021, by and between Gridiron BioNutrients, Inc. and L1 Capital Opportunities Master Fund Ltd.	8-K	11/24/2021	10.1
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.

Date: December 10, 2021	By:	/s/ Timothy Orr
	Name:	Timothy Orr
	Title:	Interim Chief Financial Officer and director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Timothy Orr	Interim Chief Financial Officer and Director,	December 10, 2021
Timothy Orr	principal financial and accounting officer

/s/ Jeffery J. Kraws	Chief Executive Officer and Director	December 10, 2021
Jeffery J. Kraws	principal executive officer

