Form 10-Q
period 2021-11-30
GridIron BioNutrients, Inc.
filed 2022-01-19
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 19, 2022, there were 20,020,239 shares of common stock outstanding.

GRIDIRON BIONUTRIENTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2021 and our other filings with the SEC. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Gridiron,” “GridIron BioNutrients”, “we”, “us,” or “our” are to Gridiron BioNutrients, Inc., a Nevada corporation and our wholly owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2021	August 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$2,933,712	$137,476
Inventory	-	17,000
Prepaid expenses	15,450	14,000
Total current assets	2,949,162	168,476

Other assets
Equity investment, net of discount	-	11,132
Equipment, net of accumulated depreciation of $-0- and $3,144, respectively	-	598
Trademarks	1,680	1,680
Intangibles	81,427,827	-
Total other assets	81,429,507	13,410

Total Assets	$84,378,669	$181,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$437,041	$41,874
Accrued expenses	103,298	2,056
Mioxal liability	28,500,000	-
Related party payable	-	64,600
Note payable, current portion	10,000	160,000
Dividends payable	275,082	138,195
Total current liabilities	29,325,421	406,725

Long term liabilities:
Mioxal liability	11,000,000	-
Total long term liabilities	11,000,000	-

Total liabilities	40,325,421	406,725

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized;
-0- issued and outstanding as of November 30, 2021 and August 31, 2021	-	-
Preferred stock Series B, $0.001 par value; 2,694,514 shares authorized;
8,083,542 and 2,694,514 issued and outstanding as of
November 30, 2021 and August 31, 2021, respectively	8,084	2,695
Common stock, $0.001 par value; 200,000,000 shares authorized;
20,020,239 and 188,616 shares issued and outstanding as of
November 30, 2021 and August 31, 2021, respectively	20,020	188
Additional paid in capital	47,375,512	2,745,906
Accumulated deficit	(3,350,368)	(2,973,628)
Total stockholders' equity (deficiency)	44,053,248	(224,839)

Total Liabilities and Stockholders' equity	$84,378,669	$181,886

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2020

Revenue	$-	$3,080
Cost of Revenue	-	1,421

Gross margin	-	1,659

Operating expenses:
Advertising	156	210
Consulting fees	138,330	15,000
General and administrative	12,464	12,003
Professional fees	108,931	31,621
Salaries	101,191	-
Total operating expenses	361,072	58,834

Net operating income (loss)	(361,072)	(57,175)

Other (income) expense:
Interest expense	5,139	36,750
Interest income	-	(27,724)
Impairment expense	17,598	-
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	-	92,642
Interest accretion	-	80,512
Gain on extinguishment of debt	(143,956)	-
Other (income) expense	-	(2,087)
Total Other (income) expense	(121,219)	180,093

Net income (loss)	$(239,853)	$(237,268)

Basic income (loss) per share	$(0.04)	$(1.27)

Weighted average number of common
shares outstanding - basic	5,636,864	187,194

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

									Total
	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended November 30, 2020
Balance at August 30, 2020	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$(3,843,927)	$(2,678,007)

Dividends on preferred stock accrued	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2020	-	-	-	-	-	-	-	(237,268)	(237,268)

Balance at November 30, 2020 (Unaudited)	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$(4,093,770)	$(2,927,850)

Three Months Ended November 30, 2021
Balance at August 31, 2021	-	$-	2,694,514	$2,695	188,616	$188	$2,745,906	(2,973,628)	$(224,839)

Series B-1 preferred stock purchase agreements	-	-	5,389,028	5,389	-	-	3,994,611	-	4,000,000
Common Stock issued for asset purchase	-	-	-	-	19,831,623	19,832	40,634,995	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	(239,853)	(239,853)

Balance at November 30, 2021 (Unaudited)	-	$-	8,083,542	$8,084	20,020,239	$20,020	$47,375,512	$(3,350,368)	$44,053,248

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	November 30, 2021	November 30, 2020

Cash flows from operating activities:
Net income (loss)	$(239,853)	$(237,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	430
(Gain) Loss on change in fair value of derivative liability	-	173,154
Impairment expense	17,598	-
Gain on extinguishment of debt	(143,956)	-
Realized income on investment	-	(2,087)
Changes in operating assets and liabilities:
Accounts receivable	-	(3,080)
Inventory	-	1,000
Prepaid expenses	(1,450)	4,945
Notes receivable	-	28,820
Accounts payable	(22,745)	45,529
Accrued expenses	101,242	-
Related party payable	(64,600)	226
Net cash provided by (used in) operating activities	(353,764)	11,669

Cash flows from investing activities:
Cash paid for asset purchase	(850,000)	-
Net cash used in investing activities	(850,000)	-

Cash flows from financing activities
Proceeds form series B-1 preferred stock purchase agreements	4,000,000	-
Net cash provided by financing activities	4,000,000	-

Net increase (decrease) in cash	2,796,236	11,669
Cash - beginning of the year	137,476	17,881
Cash - end of the year	$2,933,712	$29,550

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends accrued	$136,887	$12,575
Common Stock issued for asset purchase	$40,654,827	$-

The accompanying notes are an integral part of these financial statements.

GRIDIRON BIONUTRIENTS, INC.

Notes to Consolidated Financial Statements

November 30, 2021 (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron BioNutrients, Inc. (the “Company” or “Gridiron”) was formed under the laws of the state of Nevada on July 20, 2017 to develop and distribute a retail line of health water infused with probiotics and minerals.

The Company is currently developing products using five proprietary preclinical prodrugs: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

The Company also owns a currently approved nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and chronic fatigue syndrome.

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

Change in Control

On November 5, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal® as discussed in Note 4 – Asset Purchase. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr, stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Interim Chief Financial Officer, Mr. Orr will remain a director of the Company. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for fair value calculations related to embedded conversion features of outstanding convertible notes payable. As discussed on Note 4 – Exchange Agreement, the Company exchanged the convertible notes payable for Series B Preferred Stock. As a result of the agreement, the convertible notes payable was reduced to $-0- in the accompanying consolidate balance sheets.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $2,933,712 and $17,881 of cash as of November 30, 2021 and August 31, 2021, respectively. The 2,976,236 increase was from our Series B-1 stock subscriptions as discussed in Note 9 – Stockholders’ Equity.

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

As discussed in Note 11 – Derivative Liability, the Company valued its derivative liability using Level 3 inputs as of August 31, 2021. As discussed on Note 4 – Exchange Agreement, the Company exchanged the preferred stock warrants and convertible notes payable for Series B Preferred Stock. As a result of the agreement, the derivative liability was reduced to $-0-. The Company did not identify any additional assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of November 30, 2021 and August 31, 2021.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Computer and other equipment	3 years
Vehicle	5 years

The Company’s property and equipment consisted of the following as of November 30, 2021 and August 31, 2021:

	November 30, 2021	August 31, 2021
Computer Equipment	$-0-	$1,569
Other	-0-	3,587
Accumulated depreciation	-0-	(4,558)
Net book value	$-0-	$598

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote of the remaining property and equipment as impaired in the accompanying statement of operations. Depreciation expense was $-0- and $430 for the three months ended November 30, 2021 and 2020, respectively.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $17,000 and $-0- of obsolete inventory or inventory below market value for the for the three months ended November 30, 2021 and 2020, respectively.

A summary of the Company’s inventory as of November 30, 2021 and August 31, 2021 are as follows:

Type	November 30, 2021	August 31, 2021
Raw Materials	$-0-	$-0-
T-free Distillate	-0-	17,000

Total Inventory	$-0-	$17,000

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

The Series B and Series B1 Convertible Preferred shares would convert to 8,083,542 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at November 30, 2021. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B and Series B1 Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the three months ended November 30, 2021 and 2020.

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. As discussed on Note 4 – Exchange Agreement, the Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $-0- in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $275,082 and $138,195 of dividends payable at November 30, 2021 and August 31, 2021, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $156 and $210 during the three months ended November 30, 2021 and 2020, respectively.

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

There was $-0- stock-based compensation during three months ended November 30, 2021 and 2020.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $-0- outstanding accounts receivable as of November 30, 2021 and August 31, 2021.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of November 30, 2021 and August 31, 2021, the Company had trademarks totaling $1,680.

NOTE 3 – ASSET ACQUISITION

On November 5, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, and assumed certain liabilities held by ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”). The acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021. As consideration for the acquisition, the Company paid $850,000 cash and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis for an aggregate of $41,504,827. The shares were issued to a director of the Company and former director of STB who join the Company in December 2021.

The Mioxal® asset was acquired by STB from Ingenius Biotech S.L, a Spain corporation (“Ingenius”) on September 10, 2021. Ingenius manages the Mioxal® asset. The Ingenius milestone and stock payments were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. Upon meeting the milestones, the first installment of $1,500,000 is due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and $3,500,000 thereafter for each milestone event for an aggregate of $24,500,000. If the first milestone event does not occur on or before January 15, 2022, then the milestone payment will be forfeited and never owed. The milestone being a signed sales agreement with a third party to distribute Mioxal throughout Europe. In addition, Ingenius will receive three tranches of the Company’s common stock beginning twelve months from execution of agreement with STB on September 10, 2021, as follows:

•	On September 10, 2022 - $4,000,000
•	On September 10, 2023 - $5,000,000
•	On September 10, 2024 - $6,000,000
•	Total stock to be issued - $15,000,000

In addition, until the $39,500,000 is paid in cash and the Company’s common stock, Ingenius will earn an 8% royalty on all sales generated by Mioxal®.

The assets and liabilities assumed has been valuated at the fair values as follows:

Mioxal®	81,249,827
Other intangible assets	178,000

Less liabilities assumed:
Mioxal® liability assumed	39,500,000
Other liabilities assumed	423,000

Net value acquired in asset acquisition	41,504,827

The Mioxal® asset is under development and will be amortized over the useful life of 24 years in subsequent periods with an annual amortization for $3,385,409. The other intangible assets for $178,000 are under development and will be amortized over the useful life of 21 years in subsequent periods with an annual amortization for $8,476.  All intangible assets will be tested for impairment on an annual basis or sooner if deemed necessary.

NOTE 4 – EXCHANGE AGREEMENT

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

The Series B Preferred Designations designated 2,694,514 shares of the Company’s blank check preferred stock as Series B Preferred Stock. In addition to rights granted to holders of Series B Preferred Stock under the Nevada Revised Statues, each holder will be entitled to the whole number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of the common stock. Once issued, the shares of Series B Preferred Stock are transferrable by the holder in the holder’s sole option without the consent of the Company, subject to compliance with Section 5 of the Securities Act.

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

NOTE 5 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had limited revenue and a net operating loss of $361,072 for the three months ended November 30, 2021. The Company has working capital deficit of $26,376,259 and an accumulated deficit of $3,350,368 as of November 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 – NOTES RECEIVABLE

On April 27, 2020, the Company entered into a Participation Agreement, effective April 27, 2020, with Libertas Funding, LLC, a Connecticut Limited Liability Company (“Libertas”), pursuant to which Libertas offered and the Company accepted to participate with Future Receivables in Purchase Agreement(s) with qualifying merchants, specifically QSI Holding Company, a Delaware Corporation (“QSI”). The Company’s participation buy-in amount was $200,000 with a participation purchase of $264,000 that is estimated to result in weekly payments to the Company for a minimum period of nine months or until the full participation purchase amount has been paid. The $200,000 buy-in was recorded as a Note receivable on the accompanying consolidated balance sheets. On September 1, 2020, Libertas renegotiated this agreement, and the Company will receive weekly payments for $4,921 and extended the term to 38 weeks. The previous weekly payment was $6,984. The final payments was received in April 2021, to fully satisfy the notes receivable.

In addition, on April 27, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Warrants issued on April 29, 2020 from QSI Holding Company, Inc. (“QSI”), to Calvary Fund 1 LP (“Calvary”). In consideration of the assignment of the Warrant, Calvary forgives the Company from the principal and interest owing under the Calvary $150,000 promissory note dated August 30, 2021. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $-0- and $11,132 at November 30, 2021 and August 31, 2021, respectively. The Company recorded other income of $1,583 and $2,087, respectively for the three months ended November 30, 2021 and 2020, respectively, in the accompanying statement of operations.

NOTE 7 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,107 and $11,982 at November 30, 2021 and 2020, respectively. The Company is in default with the repayment terms of the note.

On August 30, 2021, the Company issued a $150,000 promissory note to an investor. The loan bears interest at 18% and has a maturity date of August 30, 2022. As discussed in Note 6 – Notes Receivable, on November 8, 2021, the Company entered into a Warrant Assignment Agreement to exchange the QSI Warrants to fully satisfy the principal and interest owed under the promissory note. The unpaid balance including accrued interest was $-0- and $150,074 at November 30, 2021 and August 31, 2021, respectively.

Convertible Notes Payable

As discussed on Note 4 – Exchange Agreement, the Company exchanged the convertible notes payable for Series B Preferred Stock. As a result of the Exchange agreement, the convertible notes payable and accrued interest were reduced to $-0- in the accompanying consolidated balance sheets.

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

The conversion features meet the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense). See Note 11 - Derivative Liability, for a further discussion.

At November 30, 2021 and August 31, 2021, the outstanding principal balances of the convertible notes payable was $-0-. The Company recorded interest accretion on the debt discount of $-0- and $80,511 for the three months ended November 30, 2021 and 2020, respectively, and interest expense of $5,139 and $36,750 for the three months ended November 30, 2021 and 2020, respectively, in the accompanying consolidated statements of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of November 30, 2021, and August 31, 2021, the Company owed $-0- and $64,600, respectively to our former President and Director. The balance due is recorded as related party payable in the accompanying consolidated balance sheets.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

There were -0- of Series A Convertible Preferred Stock issued and outstanding as of November 30, 2021 and August 31, 2021.

As discussed on Note 4 – Exchange Agreement, the Company designated 2,694,514 shares of Series B Convertible Preferred Stock in April 2021.

On September 7, 2021, the Company consummated the initial tranche of its $2 million financing contemplated by that certain Series B-1 Purchase Agreement between the Company and an investor pursuant to which the Company agreed to issue and sell the investor up to 2,694,514 shares of its newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) at a Stated Value per share price of $0.742245 (or $2,000,000 in the aggregate). At the initial closing, the Company issued 673,628 shares of Series B-1 Preferred to the investor and received $500,000 in gross proceeds. On October 28, 2021, the Company consummated the second tranche of the Series B-1 Preferred Stock investment, issuing an additional 673,628 shares of its Series B-1 Preferred Stock to the investor at a price per share of $0.742245 or $500,000.00 in the aggregate. On November 9, 2021, the Company consummated the third and final tranche of the Series B-1 Preferred Stock investment, issuing an additional 1,347,256 shares of its Series B-1 Preferred Stock to the investor a price per share of $0.742245 or $1,000,000.00 in the aggregate. The aggregate gross proceeds of $2,000,000 was used by the Company as working capital.

On November 24, 2021, the Company entered into, and consummated the financing contemplated by, that certain Series B-1 Purchase Agreement between the Company and an investor, pursuant to which the Company issued and sold to the investor 2,694,514 shares of its Series B-1 Preferred at a per share price of $0.742245, or $2,000,000. The aggregate gross proceeds of $2,000,000 was used by the Company as working capital.

There were 8,083,542 and 2,694,514 shares of Series B and Series B-1 Convertible Preferred Stock issued and outstanding as of November 30, 2021 and August 31, 2021, respectively.

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

As discussed in Note 3 – Asset Acquisition, on November 5, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, and assumed certain liabilities held by ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”). As part consideration for the acquisition, the issued 19,831,623 shares of Common Stock valued at $40,654,827 or $2.05 per share.

There were 20,020,239 and 188,616 common shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – DERIVATIVE LIABILITY

As discussed on Note 4 – Exchange Agreement, the Company exchanged the preferred stock warrants and convertible notes payable for Series B Preferred Stock. As a result of the agreement, the derivative liability was reduced to $-0-.

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

Upon issuance, the Company valued the derivative using a Black-Scholes model yielding a total value of $674,012 which was expensed during the year ended August 31, 2018. The Company used the following assumptions upon initial measurement: value per common share of $27.72, a remaining life of 3.0 years, an exercise price of $50.82, a risk-free rate of 2.77% and volatility of 195%. As discussed on Note 4 – Exchange Agreement, the Company exchanged the preferred stock warrants and convertible notes payable for Series B Preferred Stock. As a result of the agreement, the preferred stock warrants were reduced to -0-.

Convertible Notes Payable

As discussed in Note 7 – Notes Payable, the Company signed various convertible promissory note with an investor as follows:

On August 27, 2019, the Company signed a $30,000 convertible promissory note with an investor. The note principal and interest are convertible into shares of common stock at a 25% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company.

The Company analyzed the conversion feature and determined it meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

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

The Company analyzed the conversion feature and determined it meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

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

The Company analyzed the conversion feature and determined it meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

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

The Company analyzed the conversion feature and determined it meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

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

Derivative Liability Summary

As of November 30, 2021 and August 31, 2021, the Company had no derivative liability in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of $-0- and $92,642 for the three months ended November 30, 2021 and 2020, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $-0- and $80,512 to interest accretion during the three months ended November 30, 2021 and 2020, respectively, in the accompanying consolidated statement of operations for the preferred stock warrants and derivative convertible notes payable.

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2022, Timothy S. Orr resigned as Interim Chief Financial Officer effective as of January 14, 2022. Mr. Orr is resigning to pursue other business opportunities. Mr. Orr will remain a member of the Company’s board of directors. Mr. Jeffery Kraws, the Company’s president, was appointed the Company’s acting CFO. On January 17, 2022, Neil Reithinger was appointed the Company’s CFO.

On December 21, 2021, the Board unanimously approved (i) an amendment to the Company’s Certificate of Incorporation to change its corporate name to “Innovation1 Biotech, Inc.” and (ii) to change the ticker symbol of the Company’s common stock to “INVB” or a similar ticker symbol as approved by the Financial Industry Regulatory Authority (“FINRA”).

On January 13, 2022, the Company entered into an Amendment No. 1 to Purchase Agreement with Ingenius Biotech S.L. to modify the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021 as discussed in Note 3 – Asset Acquisition. The payments terms were modified as follows:

a)

Section 3.2(a) of the Purchase Agreement is hereby deleted in its entirety and replaced with the following: “(b) One hundred fifty thousand U.S. dollars ($150,000) at Closing (the “Closing Consideration”)”.

b)	Section 3.2(b) of the Purchase Agreement is hereby amended by deleting the phrase “to September 24th, 2021” and replacing it with “by December 31, 2021”.
c)	Section 3.2(c) of the Purchase Agreement is hereby deleted in its entirety and replaced with the following: “(c) one million five hundred thousand U.S. dollars ($1,500,000) on June 30, 2022.”; and
d)	Section 3.2(d) of the Purchase Agreement is hereby deleted in its entirety and replaced with the following: “(d) one million five hundred thousand U.S. dollars ($1,500,000) on December 31, 2022.

The Company has evaluated all other events occurring subsequently to these financial statements through January 19, 2022 and determined there were no other items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended November 30, 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as filed with the SEC on December 10, 2021 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Gridiron BioNutrients, Inc. (“GMVP”) will be among the first companies to harness the raw power of botanical therapeutics by transforming them into drugs that are safely, reliably and consistently delivered.

There are two fundamental limitations in exploiting botanical Schedule 1 molecules:

1.	Large and unpredictable pharmacokinetic excursions, both high and low, that make the drug potentially dangerous or ineffective

2.	Insolubility in water that curtails bioavailability across mucosal membranes

To overcome these limitations, GMVP has engaged with a US-Israeli pharmaceutical firm that has pioneered the design and development of novel small molecules in the fields of cancer, heart disease, lung injury, intermediary metabolism and ophthalmology, with 3 exits totaling $1.4 billion, federal R&D grants and contracts totaling $160M and capital raises of $152M. The firm is currently regarded a world leader in the design and optimization of rare cannabinoids.

The pharmaceutical firm has invented novel, proprietary, water-soluble prodrugs of the most promising botanical molecules existing today. Its prodrugs overcome the above fundamental limitations intrinsic to botanical molecules and enable for the first time the exploitation of the vast intrinsic therapeutic power of botanical Schedule 1 molecules.

GMVP has acquired five proprietary preclinical prodrugs: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

GMVP also owns a currently approved nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and chronic fatigue syndrome. Already with approval to sell throughout Europe, we hope to launch this product in multiple markets around the globe in 2022.

GMVP’s drug portfolio uniquely positions GMVP to capitalize on the growing global demand for pharmaceutical Schedule 1 drugs.

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

We have only realized nominal revenues from our business. In the next 12 months, we plan to identify business to whom we can license and/or distribute our brand, Mioxal® product as well as seek additional opportunities to continue as a going concern.

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended November 30, 2021 and 2020

Overview. We had revenues of $-0- and $3,080 for the three months ended November 30, 2021 and 2020, respectively. We incurred a net loss of $239,853 and $237,268 for the three months ended November 30, 2021 and 2020, respectively. The increase in net loss of $2,585 is attributable to the factors discussed below.

Revenues. We had -0- and $3,080 revenues from operations for the three months ended November 30, 2021 and 2020, respectively. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had -0- and $1,659 gross margin for the three months ended November 30, 2021 and 2020, respectively.

Expenses. Our operating expenses were $361,072 and $58,834 for the three months ended November 30, 2021 and 2020, respectively. The increase of $302,238 was primarily attributable our November 5, 2021 asset acquisition from ST BioSciences, Ltd., (“STB”). Four former STB employees or contractors were hired which increased salaries approximately $101,000, consulting fees increased approximately $123,000 for compensation for our former CFO, professional fees increased approximately $77,000 from the legal cost associated with our November 5, 2021 asset acquisition and an approximate $1,000 increase in other general and administrative and advertising expenses.

Other (Income) Expense. Our total other (income) expense was ($121,219) and $180,093 for the three months ended November 30, 2021 and 2020, respectively. The $301,312 increase in other income was attributable to a $143,956 gain on extinguishment a promissory notes payable, a 173,154 decrease in expenses related to our convertible notes payable and preferred stock warrants for the change in fair value of the derivative liability and interest accretion, a $3,887 decrease in net interest expense on our notes payable, notes receivable and four convertible notes payable, offset by a $17,598 increase in impairment expense from our inventory and fixed asset write-off, and an $2,087 decrease in other income.

Liquidity and Capital Resources

For the three months ended November 30, 2021, we used net cash of $353,764 from operating activities, primarily attributable to our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

For the three months ended November 30, 2021, we used net cash of $850,000 from investing activities, for our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

For the three months ended November 30, 2021, cash of $4,000,000 was provided from financing activities for our Series B-1 Convertible Stock financing.

Assets

We had total assets of $84,378,669 as of November 30, 2021, which consisted of $2,933,712 cash, prepaid expenses of $15,450, trademarks of $1,680, and intangibles asset of $81,427,827 from our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

The cash of $2,933,712 is attributable to our Series B-1 Convertible Stock financing for $4,000,000. For a further discussion, see Note 9 – Stockholders’ Equity in the accompanying notes to the financial statements.

Liabilities

We had total liabilities of $40,325,421 as of November 30, 2021 consisting of accounts payable of $437,041, accrued expenses of $103,298, Mioxal liability of $28,500,000, note payable, current portion of $10,000, dividends payable of $275,085 for our Series B and Series B-1 Convertible Preferred stock and long-term Mioxal liability of $11,000,000. With the November 5, 2021 asset acquisition from ST BioSciences, Ltd., the Company assumed current and long-term liabilities of $39,923,000 for Mioxal and accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2021 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the SEC on December 10, 2021.

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

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the SEC on December 10, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2021, the Company consummated the initial tranche of its $2 million financing contemplated by that certain Series B-1 Purchase Agreement between the Company and an investor pursuant to which the Company agreed to issue and sell to LPC up to 2,694,514 shares of its newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) at a Stated Value per share price of $0.742245 (or $2,000,000 in the aggregate). At the initial closing, the Company issued 673,628 shares of Series B-1 Preferred to LPC and received $500,000 in gross proceeds. On October 28, 2021, the Company consummated the second tranche of the Series B-1 Preferred Stock investment, issuing an additional 637,628 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $500,000.00 in the aggregate. On November 9, 2021, the Company consummated the third and final tranche of the Series B-1 Preferred Stock investment, issuing an additional 1,347,256 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $1,000,000.00 in the aggregate. The aggregate gross proceeds of $2,000,000 was used by the Company as working capital.

On November 24, 2021, the Company entered into, and consummated the financing contemplated by, that certain Series B-1 Purchase Agreement between the Company and an investor, pursuant to which the Company issued and sold to L1 Capital 2,694,514 shares of its Series B-1 Preferred at a per share price of $0.742245, or $2,000,000 in the aggregate. The aggregate gross proceeds of $2,000,000 was used by the Company as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.2	Bylaws	S-1	4/13/2015	3.2
10.1	Exchange Agreement dated April 9, 2021 by and between Gridiron BioNutrients, Inc. and Calvary Fund Management, LLP	8-K	4/12/21	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101	Interactive data files pursuant to Rule 405 of Regulation S-T.				To be filed by amendment
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				To be filed by amendment
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				To be filed by amendment
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				To be filed by amendment
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				To be filed by amendment
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				To be filed by amendment
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				To be filed by amendment
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: January 19, 2022	By:	/s/ Jeffery J. Kraws
	Name:	Jeffery J. Kraws
	Title:	President, interim CFO and director (principal executive and financial officer )

