Form 10-Q/A
period 2021-11-30
GridIron BioNutrients, Inc.
filed 2022-01-20
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Gridiron Bionutrients, Inc (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the three months ended November 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2022 (the “Original Form 10-Q”).

This Amendment No. 1 is being filed for the sole purpose of including the XBRL reporting requirements in this Form 10-Q/A.

As required by the SEC, this Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 hereto.

Except as described above, the Company has not modified or updated the Original Form 10-Q or the financial statements included therein or modified any disclosures contained in the Original Form 10-Q.  Accordingly, this Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-Q, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q, including amendments to those filings, if any.

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
Preferred stock Series B, $0.001 par value;8,083,542 shares authorized;
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

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30, 2021	November 30, 2020

Revenue	$-	$3,080
Cost of Revenue	-	1,421

Gross margin	-	1,659

Operating expenses:
Advertising	156	210
Consulting fees	138,330	15,000
General and administrative	12,464	12,003
Professional fees	108,931	31,621
Salaries	101,191	-
Total operating expenses	361,072	58,834

Net operating income (loss)	(361,072)	(57,175)

Other (income) expense:
Interest expense	5,139	36,750
Interest income	-	(27,724)
Impairment expense	17,598	-
Expenses related to convertible notes payable and preferred warrants:
(Gain) loss on change in fair value of derivative liability	-	92,642
Interest accretion	-	80,512
Gain on extinguishment of debt	(143,956)	-
Other (income) expense	-	(2,087)
Total Other (income) expense	(121,219)	180,093

Net income (loss)	$(239,853)	$(237,268)

Basic income (loss) per share	$(0.04)	$(1.27)

Weighted average number of common
shares outstanding - basic	5,636,864	187,194

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

GRIDIRON BIONUTRIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

									Total
	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended November 30, 2020
Balance at August 31, 2020	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$(3,843,927)	$(2,678,007)

Dividends on preferred stock accrued	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2020	-	-	-	-	-	-	-	(237,268)	(237,268)

Balance at November 30, 2020 (Unaudited)	8,480,000	$8,480	-	$-	187,194	$187	$1,157,253	$(4,093,770)	$(2,927,850)

Three Months Ended November 30, 2021
Balance at August 31, 2021	-	$-	2,694,514	$2,695	188,616	$188	$2,745,906	(2,973,628)	$(224,839)

Series B-1 preferred stock purchase agreements	-	-	5,389,028	5,389	-	-	3,994,611	-	4,000,000
Common Stock issued for asset purchase	-	-	-	-	19,831,623	19,832	40,634,995	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	(239,853)	(239,853)

Balance at November 30, 2021 (Unaudited)	-	$-	8,083,542	$8,084	20,020,239	$20,020	$47,375,512	$(3,350,368)	$44,053,248

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $2,933,712 and $137,476 of cash as of November 30, 2021 and August 31, 2021, respectively. The 2,976,236 increase was from our Series B-1 stock subscriptions as discussed in Note 9 – Stockholders’ Equity.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.2	Bylaws	S-1	4/13/2015	3.2
10.1	Exchange Agreement dated April 9, 2021 by and between Gridiron BioNutrients, Inc. and Calvary Fund Management, LLP	8-K	4/12/21	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				Filed

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

