Form 10-Q/A
period 2021-11-30
GridIron BioNutrients, Inc.
filed 2022-02-01
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

40 Wall Street, Suite 2701

New York, NY 10005

(Address of principal executive offices, zip code)

(640) 380-1923

(Registrant’s telephone number, including area code)

6991 East Camelback Rd., Suite D-300

Scottsdale, Arizona 85251

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

EXPLANATORY NOTE

Gridiron Bionutrients, Inc (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the three months ended November 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2022 (the “Original Form 10-Q”).

This Amendment No. 2 is being filed for the sole purpose of adding a convertible promissory note receivable from ST BioSciences, Ltd., (“STB”) a stock dividend distribution and a new address and phone number on page 1 above which were inadvertently omitted from Amendment No 1 on Form 10-Q/A filed on January 20, 2022. In addition, the appointment of a CFO was removed from Note 12 – Subsequent Events. See Note 3 –Asset Acquisition, Note 6 – Notes Receivable and Note 13 – Restatement in the accompanying notes to the financial statements for a discussion of the convertible promissory note receivable from STB. See Note 3 –Asset Acquisition for a discussion of the 19,831,623 shares acquired by STB as a result of the consummation of the transactions contemplated by the Amended and Restated Asset Purchase Agreement dated November 5, 2021. These shares which were distributed by STB to the STB shareholders as a dividend in January 2022.

As required by the SEC, this Amendment No. 2 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 hereto.

Except as described above, the Company has not modified or updated the Original Form 10-Q or the financial statements included therein or modified any disclosures contained in the Original Form 10-Q.  Accordingly, this Amendment No. 2, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-Q, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q, including amendments to those filings, if any.

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

GRIDIRON BIONUTRIENTS, INC.
Consolidated Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	November 30, 2021	November 30, 2020
	Restated
Cash flows from operating activities:
Net income (loss)	$(239,853)	$(237,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	430
(Gain) Loss on change in fair value of derivative liability	-	173,154
Impairment expense	17,598	-
Gain on extinguishment of debt	(143,956)	-
Realized income on investment	-	(2,087)
Changes in operating assets and liabilities:
Accounts receivable	-	(3,080)
Inventory	-	1,000
Prepaid expenses	(1,450)	4,945
Notes receivable	-	28,820
Accounts payable	(22,745)	45,529
Accrued expenses	101,242	-
Related party payable	(64,600)	226
Net cash provided by (used in) operating activities	(353,764)	11,669

Cash flows from investing activities:
Cash paid for asset purchase	(350,000)	-
Notes receivable investment	(500,000)	-
Net cash used in investing activities	(850,000)	-

Cash flows from financing activities
Proceeds form series B-1 preferred stock purchase agreements	4,000,000	-
Net cash provided by financing activities	4,000,000	-

Net increase (decrease) in cash	2,796,236	11,669
Cash - beginning of the year	137,476	17,881
Cash - end of the year	$2,933,712	$29,550

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Preferred stock dividends accrued	$136,887	$12,575
Common Stock issued for asset purchase	$40,654,827	$-

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

The Company has acquired five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

The Company also owns a patented nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and chronic fatigue syndrome.

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

Change in Control

On November 9, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal® as discussed in Note 4 – Asset Purchase. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr, stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Interim Chief Financial Officer, Mr. Orr will remain a director of the Company. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act.

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

NOTE 3 – ASSET ACQUISITION

On November 9, 2021, the Company completed the acquisition (the “Acquisition”) of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, and assumed certain liabilities held by ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”). The Acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021. As consideration for the Acquisition, the Company paid $350,000 cash and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis. The aggregate fair value of the Acquisition was $41,004,827. In addition, as a result of the consummation of the Acquisitiona convertible promissory note payable to the Company for $500,000 by STB was canceled and netted against the Company’s associated convertible promissory note receivable. See Note 6 – Notes Receivable for a further discussion of the transaction.

The Mioxal® asset was acquired by STB from Ingenius Biotech S.L, a Spain corporation (“Ingenius”) on September 10, 2021. Ingenius manages the Mioxal® asset. The Ingenius milestone and stock payments were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. Upon meeting the milestones, the first installment of $1,500,000 is due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and $3,500,000 thereafter for each milestone event for an aggregate of $24,500,000. If the first milestone event does not occur on or before January 15, 2022, then the milestone payment will be forfeited and never owed. The milestone being a signed sales agreement with a third party to distribute Mioxal throughout Europe. In addition, Ingenius will receive three tranches of the Company’s common stock beginning twelve months from execution of agreement with STB on September 10, 2021, as follows:

•	On September 10, 2022 - $4,000,000
•	On September 10, 2023 - $5,000,000
•	On September 10, 2024 - $6,000,000
•	Total stock to be issued - $15,000,000

In addition, until the $39,500,000 is paid in cash and the Company’s common stock, Ingenius will earn an 8% royalty on all sales generated by Mioxal®.

An additional $423,000 of STB liabilities were assumed by the Company on November 9, 2021.

The assets and liabilities assumed has been valuated at the fair values as follows:

Mioxal®	$81,249,827
Other intangible assets	178,000

Less liabilities assumed:
Mioxal® liability assumed	39,500,000
Other liabilities assumed	423,000
Convertible note payable to the Company	500,000

Net fair value acquired in asset acquisition	$41,004,827

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

During January 2022, the 19,831,623 shares acquired by STB in the Acquisition were distributed to STB shareholders as a dividend.

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

On September 10, 2021, the Company entered into a convertible promissory notes receivable with ST BioSciences, Ltd., (“STB”).  The Company acquired certain assets of STB on November 9, 2021.  See Note 3 – Asset Acquisition for a further discussion. The $555,556 note was issued with an original issue discount of $55,556 and bears interest at 6% per year and a maturity date of September 10, 2022. The discount will be amortized through the term of the convertible promissory notes receivable. The note principal and interest are convertible into shares of STB common stock at a 70% discount to the qualified offering price.  The qualified offering price is defined as a price per share at which the ordinary shares (or other equity securities of any successor or parent entity) are sold in a public offering in the United States of America pursuant a registration statement declared effective by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act") which result in minimum gross proceeds to the Company of $6 million and the ordinary shares being listed for trading on NASDAQ or another nationally recognized stock exchange in the United States of America. On November 9, 2021, the promissory notes receivable was canceled against the associated convertible promissory notes payable assumed from STB.

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

As discussed in Note 3 – Asset Acquisition, on November 9, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, and assumed certain liabilities held by ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”). As part consideration for the acquisition, the issued 19,831,623 shares of Common Stock valued at $40,654,827 or $2.05 per share.

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

NOTE 13 – RESTATEMENT

The November 31, 2021 financial statements are being restated to reclassify a cash payment from cash paid for asset purchase to notes receivable investment. The notes receivable was inadvertently omitted from the November 30, 2021 Consolidated Statement of Cash Flow. See Note 3 –Asset Acquisition and Note 6 – Notes Receivable for a further discussion.

The following table summarizes the changes to the Consolidated Statements of Cash Flow (unaudited):

	For the Three Months Ended
	Restated	Previous
	November 30,	November 30,
	2021	2021	Change

Cash flows from investing activities:
Cash paid for asset purchase	(350,000)	(850,000)	500,000
Notes receivable investment	(500,000)	-	(500,000)
Net cash used in investing activities	(850,000)	(850,000)	-

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

Overview

Gridiron BioNutrients, Inc. (“GMVP”) believes it will be among the first companies to harness the raw power of botanical therapeutics by transforming them into fully synthetic drugs that are safely, reliably and consistently delivered.

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

The pharmaceutical firm has invented novel, proprietary, water-soluble, and fully synthetic prodrugs of the most promising botanical molecules existing today. Its prodrugs overcome the above fundamental limitations intrinsic to botanical molecules and enable for the first time the exploitation of the vast intrinsic therapeutic power of botanical Schedule 1 molecules.

GMVP has acquired five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

GMVP also owns a patented nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and chronic fatigue syndrome. We hope to launch this product in multiple markets around the globe in 2022.

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

We have only realized nominal revenues from our business. In the next 12 months, we plan to identify businesses to whom we can license, partner and/or distribute Mioxal®, as well as seek additional opportunities.

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

Expenses. Our operating expenses were $361,072 and $58,834 for the three months ended November 30, 2021 and 2020, respectively. The increase of $302,238 was primarily attributable our November 9, 2021 asset acquisition from ST BioSciences, Ltd., (“STB”). Four former STB employees or contractors were hired which increased salaries approximately $101,000, consulting fees increased approximately $123,000 for compensation for our former CFO, professional fees increased approximately $77,000 from the legal cost associated with our November 9, 2021 asset acquisition and an approximate $1,000 increase in other general and administrative and advertising expenses.

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

Liquidity and Capital Resources

For the three months ended November 30, 2021, we used net cash of $353,764 from operating activities, primarily attributable to our November 9, 2021 asset acquisition from ST BioSciences, Ltd.

For the three months ended November 30, 2021, we used net cash of $850,000 from investing activities, for our November 9, 2021 asset acquisition from ST BioSciences, Ltd.

For the three months ended November 30, 2021, cash of $4,000,000 was provided from financing activities for our Series B-1 Convertible Stock financing.

Assets

We had total assets of $84,378,669 as of November 30, 2021, which consisted of $2,933,712 cash, prepaid expenses of $15,450, trademarks of $1,680, and intangibles asset of $81,427,827 from our November 9, 2021 asset acquisition from ST BioSciences, Ltd.

The cash of $2,933,712 is attributable to our Series B-1 Convertible Stock financing for $4,000,000. For a further discussion, see Note 9 – Stockholders’ Equity in the accompanying notes to the financial statements.

Liabilities

We had total liabilities of $40,325,421 as of November 30, 2021 consisting of accounts payable of $437,041, accrued expenses of $103,298, Mioxal liability of $28,500,000, note payable, current portion of $10,000, dividends payable of $275,085 for our Series B and Series B-1 Convertible Preferred stock and long-term Mioxal liability of $11,000,000. With the November 9, 2021 asset acquisition from ST BioSciences, Ltd., the Company assumed current and long-term liabilities of $39,923,000 for Mioxal and accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2021 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the SEC on December 10, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2021, the Company consummated the initial tranche of its $2 million financing contemplated by that certain Series B-1 Purchase Agreement between the Company and an investor pursuant to which the Company agreed to issue and sell to LPC up to 2,694,514 shares of its newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) at a Stated Value per share price of $0.742245 (or $2,000,000 in the aggregate). At the initial closing, the Company issued 673,628 shares of Series B-1 Preferred to LPC and received $500,000 in gross proceeds. On October 28, 2021, the Company consummated the second tranche of the Series B-1 Preferred Stock investment, issuing an additional 673,628 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $500,000.00 in the aggregate. On November 9, 2021, the Company consummated the third and final tranche of the Series B-1 Preferred Stock investment, issuing an additional 1,347,256 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $1,000,000.00 in the aggregate. The aggregate gross proceeds of $2,000,000 was used by the Company as working capital.

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

GRIDIRON BIONUTRIENTS, INC.
(Name of Registrant)

Date: January 19, 2022	By:	/s/ Jeffrey J. Kraws
	Name:	Jeffrey J. Kraws
	Title:	CEO and director

