Form 10-Q
period 2022-02-28
Innovation1 Biotech Inc.
filed 2022-04-15
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

INNOVATION1 BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2275255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Wall Street, Suite 2701

New York, New York 10005

(Address of principal executive offices, zip code)

(646) 380-1923

(Registrant’s telephone number, including area code)

GRIDIRON BIONUTRIENTS, INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 14, 2022, there were 20,020,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

(FORMERLY KNOWN AS “GRIDIRON BIONUTRIENTS, INC.”)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:

•	we have a history of losses;

•	our auditors have raised substantial doubts about our ability to continue as a going concern;

•	we have a working capital deficit and need to raise additional capital to continue our business model;

•	the adverse impact of COVID-19 on our company; and

•	our reliance on our two officers and directors.

•	Risks related to regulation applicable to our industry, including:

•	compliance with existing laws and regulations and possible future changes in laws and regulations.

•	Risks related to the ownership of our securities, including:

•	the applicability of penny stock rules; and

•	material weaknesses in our internal control over financial reporting; and

•	the significant dilution to our stockholders upon the conversion of the outstanding Series B Convertible Preferred Stock.

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

All references in this report to the “Company”, “Innovation1 Biotech Inc.”, “Innovation1”, “we”, “us,” or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation and our wholly owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

INNOVATION1 BIOTECH INC.

(FORMERLY KNOWN AS GRIDIRON BIONUTRIENTS INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2022	August 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,310,285	$137,476
Other receivable	179,770	-
Inventory	-	17,000
Prepaid expenses	30,300	14,000
Total current assets	1,520,355	168,476
Other assets
Equity investment, net of discount	-	11,132
Equipment, net	3,138	598
Trademarks	1,680	1,680
Intangibles	80,592,852	-
ROU Asset	585,390	-
Security Deposit	60,000	-
Total other assets	81,243,060	13,410
Total Assets	$82,763,415	$181,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,593	$41,874
Accrued expenses	12,514	2,056
Acquisition payments due to Ingenius, current portion	28,500,000	-
Related party payable	-	64,600
Lease liability, current portion	189,527	-
Note payable, current portion	10,000	160,000
Dividends payable	462,654	138,195
Total current liabilities	29,276,288	406,725
Long term liabilities:
Lease liability	400,504	-
Acquisition payments due to Ingenius	11,000,000	-
Total long term liabilities	11,400,504	-
Total liabilities	40,676,792	406,725
Commitments and contingencies (Note 10)
Stockholders’ equity (deficiency):
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized; -0- issued and outstanding as of February 28, 2022 and August 31, 2021	-	-
Preferred stock Series B, $0.001 par value; 2,695,514 shares authorized; 2,695,514 and 2,694,514 issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	2,695	2,695
Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized; 5,389,028 and 0 issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	5,389	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,020,239 and 188,616 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	20,020	188
Additional paid in capital	47,375,512	2,745,906
Accumulated deficit	(5,316,993)	(2,973,628)
Total stockholders’ equity (deficiency)	42,086,623	(224,839)
Total Liabilities and Stockholders’ equity	$82,763,415	$181,886

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

INNOVATION1 BIOTECH INC.

(FORMERLY KNOWN AS GRIDIRON BIONUTRIENTS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenue	$-	$3,080	$-	$-
Cost of Revenue	-	1,421	-	-

Gross margin	-	1,659	-	-

Operating expenses:
Advertising	207	365	51	156
Consulting fees	242,180	30,375	103,850	15,375
General and administrative	30,664	22,682	18,200	10,675
Professional fees	407,223	61,689	298,292	30,068
Salaries	580,112	-	478,921	-
Stock compensation expense	-	-	-	-
Depreciation and amortization expense	883,048	-	883,048	-
Total operating expenses	2,143,434	115,111	1,782,362	56,274

Net operating income (loss)	(2,143,434)	(113,452)	(1,782,362)	(56,274)

Other (income) expense:
Interest expense	15,469	76,886	10,330	40,136
Interest income	(13,638)	(48,743)	(13,638)	(21,018)
Impairment expense	17,598	-	-	-
(Gain) loss on change in fair value of derivative liability	-	(572,701)	-	(665,343)
Interest accretion	-	114,599	-	34,088
Gain on extinguishment of debt	(143,956)	-	-	-
Other (income) expense	-	(4,174)	-	(2,087)
Gain (loss) on derivative financial instruments	-	-	-	-
Total Other (income) expense	(124,527)	(434,133)	(3,308)	(614,224)

Net income (loss)	(2,018,907)	320,681	(1,779,054)	557,950

Preferred Dividends	(324,458)	-	(87,571)	-
Net income (loss) available to common shareholders	$(2,343,365)	$320,681	$(1,866,625)	$557,950

Basic income (loss) per share	$(0.18)	$1.71	$(0.09)	$2.97

Weighted average number of common
shares outstanding - basic	12,788,818	187,563	20,020,239	187,937

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

INNOVATION1 BIOTECH INC.

(FORMERLY KNOWN AS GRIDIRON BIONUTRIENTS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at August 31, 2021	-	$-	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	-	-	5,389,028	5,389	-	-	4,000,000	-	4,000,000
Common Stock issued for asset purchase	-	-	-	-	-	-	19,831,623	19,832	40,634,995	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021 (Unaudited)	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,380,901	$(3,350,368)	$44,053,248
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended February 28, 2022	-	-	-	-	-	-	-	-	-	(1,779,054)	(1,779,054)

Balance at February 28, 2022 (Unaudited)	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,380,901	$(5,316,993)	$42,086,623

Balance at August 30, 2020	8,480,000	$8,480	-	$-	-	$-	187,194	$187	$1,157,253	$(3,843,927)	$(2,678,007)
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2020	-	-	-	-	-	-	-	-	-	(237,268)	(237,268)
Balance at November 30, 2020 (Unaudited)	8,480,000	$8,480	-	$-	-	$-	60,247,911	$60,247	$1,157,253	$(4,093,770)	$(2,927,850)
Adjustment for reverse split	-	-	-	-	-	-	1,422	1	(1)	-	-
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended February 28, 2021	-	-	-	-	-	-	-	-	-	557,950	557,950
Balance at February 28, 2021 (Unaudited)	8,480,000	$8,480	-	$-	-	$-	60,249,333	$60,248	$1,157,252	$(3,548,395)	$(2,382,475)

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

INNOVATION1 BIOTECH INC.

(FORMERLY KNOWN AS GRIDIRON BIONUTRIENTS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ending
	February 28, 2022	February 28, 2021

Cash flows from operating activities:
Net income (loss)	$(2,018,907)	$320,681
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	816
(Gain) Loss on change in fair value of derivative liability	-	(572,701)
Interest accretion	-	114,599
Amortization of ROU Asset	34,435	-
Amortization of Mioxal Asset	834,975	-
Impairment expense	17,598	-
Gain on extinguishment of debt	(143,956)	-
Realized income on investment	-	(4,174)
Changes in operating assets and liabilities:
Other receivable	(179,770)	-
Inventory	-	1,000
Prepaid expenses	(76,300)	7,945
Notes receivable	-	71,771
Accounts payable	(387,986)	79,345
Related party payable	(64,600)	(11,869)
Accrued expenses	10,458	-
Net cash provided by (used in) operating activities	(1,974,053)	7,413

Cash flows from investing activities:
Purchase of equipment	(3,138)	-
Cash paid for asset purchase	(350,000)	-
Notes receivable investment	(500,000)	-
Net cash used in investing activities	(853,138)	-

Cash flows from financing activities
Proceeds from Series B-1 preferred stock purchase agreements	4,000,000	-
Net cash provided by financing activities	4,000,000	-

Net increase (decrease) in cash	1,172,809	7,413
Cash - beginning of the period	137,476	17,881
Cash - end of the period	$1,310,285	$25,294

Supplemental disclosures:
Interest paid	$10,207	$-
Non-cash transactions:
Preferred stock dividends accrued	$324,458	$25,150
Right of Use Asset and Lease liability recognition at inception	$619,825
Common Stock issued for asset purchase	$40,654,827	$-

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

INNOVATION1 BIOTECH INC.

(Formerly Known as Gridiron Bionutrients, Inc.)

Notes to Consolidated Financial Statements

February 28, 2022 (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gridiron Bionutrients, Inc. (the “Company”) was formed under the laws of the state of Nevada on July 20, 2017, to develop and distribute a retail line of health water infused with probiotics and minerals.

Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron Bionutrients, Inc. (trading symbol GVMP) to Innovation1 Biotech Inc. (trading symbol IVBT).

The Company is currently developing products using five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

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

Change in Control

On November 5, 2021, the Company completed the asset acquisition of ST BioSciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr, stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net operating loss of $2,143,434 for the six months ended February 28, 2022. The Company has working capital deficit of $27,755,933 and an accumulated deficit of $5,316,993 as of February 28, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the issuance of this financial statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Innovation1 is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) and have been consistently applied in the preparation of the financial statements.

Principals of Consolidation

The consolidated financial statements represent the results of Innovation1 Biotech, Inc, its wholly owned subsidiary, Gridiron Ventures and the assets, processes, and results therefrom. All intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had $1,310,285 and $137,476 of cash as of February 28, 2022 and August 31, 2021, respectively. The Company did not have any cash equivalents as of February 28, 2022 and August 31, 2021.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of February 28, 2022, the Company’s cash balance exceeded FDIC coverage. As of August 31, 2021, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of February 28, 2022 and August 31, 2021.

Accounts receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts and other receivable and determined no collection loss reserve was necessary. There were $-0- accounts receivable as of February 28, 2022 and August 31, 2021, respectively.

Other receivable

During the six months ended February 28, 2022, the Company discovered duplicate withdrawals from its payroll processing company and has recorded an other receivable on its condensed consolidated balance sheet at February 28, 2022. There were $179,770 and $-0- outstanding other receivable as of February 28, 2022 and August 31, 2021, respectively.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $-0- of obsolete inventory or inventory below market value for the for the three months ended February 28, 2022 and 2021, respectively, and $17,000 and $-0- for the six months ended February 28, 2022 and 2021, respectively.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of February 28, 2022 and August 31, 2021, the Company had trademarks totaling $1,680.

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations. Depreciation expense was $-0- and $387 for the three months ended February 28, 2022 and 2021, respectively, and $-0- and $816 for the six months ended February 28, 2022 and. 2021, respectively.

Leases

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses and incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2022 and August 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Series B and Series B1 Convertible Preferred shares would convert to 8,083,542 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at February 28, 2022. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B and Series B1 Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the three and six months ended February 28, 2022 and 2021.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $51 and $156 during the three months ended February 28, 2022 and 2021, respectively, and $207 and $365 during the six months ended February 28, 2022 and 2021 respectively.

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

There was $-0- stock-based compensation during three and six months ended February 28, 2022 and 2021.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The update had no material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

As of February 28, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of February 28, 2022, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On October 27, 2021, the Company entered into an asset acquisition agreement with ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”), of certain Transferred Assets, consisting substantially of their intellectual property relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals. The Company acquired certain intellectual property, and patent rights, and no tangible assets, as well as the liabilities being acquired was related to the acquisition of Mioxal by STB, as discussed below, and some outstanding employee payments. The acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021. As consideration for the acquisition, the Company paid $850,000 in cash and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis, for an aggregate purchase price of $41,504,827, resulting in a change in control of the Company. The shares were issued to a director of the Company and former director of STB who joined the Company in December 2021.

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. Upon meeting the milestones, the first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and $3,500,000 thereafter for each milestone event for an aggregate of $24,500,000 to be paid in cash. The milestone being a signed sales agreement with a third party to distribute Mioxal throughout Europe. In addition, the remaining $15,000,000 will be paid through the issuance of the Company’s common stock. Ingenius is to receive three tranches of the Company’s common stock beginning twelve months from execution of agreement with STB on September 10, 2021, as follows:

•	On September 10, 2022 - $4,000,000

•	On September 10, 2023 - $5,000,000

•	On September 10, 2024 - $6,000,000

•	Total stock to be issued - $15,000,000

In addition, until the $39,500,000 is paid in cash and the Company’s common stock, Ingenius will earn an 8% royalty on all sales generated by Mioxal®.

On January 13, 2022, the Company entered into Amendment No. 1 to Purchase Agreement with Ingenius Biotech S.L. to modify the terms of the agreement dated September 10, 2021. Under the amended agreement, the first installment of $1,500,000 is now due on June 30, 2022 and the second installment is now due on December 31, 2022.

The assets and liabilities assumed have been valuated at the fair values as follows:

Mioxal®	81,249,827
Other intangible assets	178,000

Less liabilities assumed:
Mioxal® liability assumed	39,500,000
Other liabilities assumed	423,000

Net value acquired in asset acquisition	41,504,827

The Mioxal® asset has a 24-year life and will be tested for impairment on an annual basis. During the three and six months ended February 28, 2022, amortization of $846,494 was expensed. The other intangible assets for $178,000 have a 21-year life. During the three and six months ended February 28, 2022, amortization of $2,119 was expensed.

NOTE 4 – EXCHANGE AGREEMENT

On April 9, 2021 Company entered into an Exchange Agreement with Calvary Fund Management, LLC (“Calvary”) pursuant to which it agreed to issue Calvary 2,694,514 shares of its newly designated Series B Convertible Preferred Stock (the “Series B Preferred”) in exchange (the “Exchange”) for (i) 8,480,000 shares of its Series A Convertible Preferred Stock (the “Series A Preferred”), (ii) outstanding common stock purchase warrants (the “Warrants”), and (iii) all principal and accrued interest due under outstanding convertible promissory notes held by Calvary (the “Convertible Notes”, and together with the Series A Preferred and the Warrants, the “Calvary Securities”). The closing of the Exchange (the “Closing”) occurred following the satisfaction or waiver of the conditions set forth in the Exchange Agreement. On the Closing date, subject to the terms and conditions of the Exchange Agreement, the Company issued the Series B Preferred to Calvary in exchange for the Calvary Securities (which will be cancelled and retired) in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions provided pursuant to Section 3(a)(9) of the Securities Act.

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

On April 15, 2021, the date of the exchange, the Company exchanged 2,694,514 shares of the Company’s Series B Preferred Stock for the principal and interest on four convertible notes payable for $1,477,437, dividends payable on the Series A preferred stock of $105,432 and the Series A preferred stock for $1,006,000 for an aggregate of $2,588,869.

NOTE 5 – EQUITY INVESTMENT

On April 27, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Warrants issued on April 29, 2020 from QSI Holding Company, Inc. (“QSI”), to Calvary Fund 1 LP (“Calvary”). In consideration of the assignment of the Warrant, Calvary forgave the Company from the principal and interest owing under the Calvary $150,000 promissory note dated August 30, 2021 (See Note 4 Exchange Agreement). The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $-0- and $11,132 at February 28, 2022 and August 31, 2021, respectively. The Company recorded other income of $-0- and $2,087, respectively for the three months ended February 28, 2022 and 2021, respectively, and $-0- and $4,174 for the six months ended February 28, 2022 and 2021, respectively, in the accompanying statement of operations.

NOTE 6 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,230 and $11,730 at February 28, 2022 and 2021, respectively. The Company is in default with the repayment terms of the note. Interest of $123 was expensed during the three months ended February 28, 2022 and 2021. Interest of $248 was expensed during the six months ended February 28, 2022 and 2021.

On August 30, 2021, the Company issued a $150,000 promissory note to Calvary. The loan bears interest at 18% and has a maturity date of August 30, 2022. On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Holding Company, Inc. (“QSI”) Warrants issued on April 29, 2020 from QSI to the Company, to Calvary. In consideration of the assignment of the Warrant, Calvary forgave the Company from the principal and interest owing under the Calvary $150,000 promissory note dated August 30, 2021 to fully satisfy the principal and interest owed under the promissory note. The unpaid principal and interest on the date of the assignment of the Warrant to Calvary was $155,088. Investments were reduced by $11,132 and the Company recorded a gain on debt extinguishment of $143,956 in the accompanying consolidated statement of operations. The unpaid balance including accrued interest was $-0- and $150,074 at February 28, 2022 and August 31, 2021, respectively.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of February 28, 2022, and August 31, 2021, the Company owed $-0- and $64,600, respectively to our former President and Director. The balance due is recorded as related party payable in the accompanying consolidated balance sheets.

NOTE 8 – LEASE LIABILITY

On January 1, 2022, we adopted ASC Topic 842 – Leases. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. Upon adoption, we recognized operating lease right-of-use (“ROU”) assets and corresponding lease liabilities of $619,825.

Lessee accounting

We determine if an arrangement is or contains a lease at inception. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period and (3) whether we have the right to direct the use of the asset. Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonable certain to be exercised, the lease term is for the majority of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The lease classification affects the expense recognition in the income statement. Operating lease costs are recorded entirely in operating expenses. Finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Under the guidance of ASC 842, operating leases are included in right-of-use assets, current lease liabilities, and noncurrent lease liabilities on our balance sheets. ROU assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at transition date in determining the present value of future payments. The ROU asset includes any lease payments made but excludes lease incentives and initial direct costs incurred, if any. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease extensions

Many leases have options to either extend or terminate the lease. In determining the lease term, we considered all available contract extensions that are reasonably certain of occurring.

Operating leases

On January 1, 2022, the Company entered into an operating lease for office space. The lease is effective for 3 years from the commencement date with automatic renewal at the expiration date. The lease agreement may be terminated earlier upon ninety days’ prior written notice by either party. The lease requires adjustment upon renewal with an increase to the monthly rent by 10% of the monthly rent due for the month preceding such renewal date or market rate, whichever is the greater amount.

The following table summarizes balance sheet data related to leases at February 28, 2022 and August 31, 2021:

	February 28, 2022	August 31, 2021
Assets
Operating lease right of use assets	$619,825	$-
Less accumulated depreciation	(34,435)	-
Total operating lease right of use assets	$585,390	$-

Liabilities
Operating lease liability, current	189,527	-
Operating lease liability, noncurrent	400,504	-
Total lease liabilities	590,031	-

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments of $20,000. During the six months ended February 28, 2022, the Company paid $29,793 towards the lease liability and $10,207 in interest expense.

NOTE 9 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. As discussed on Note 4 – Exchange Agreement, the Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $-0- in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $362,654 and $138,195 of dividends payable at February 28, 2022 and August 31, 2021, respectively. The dividends have not been declared and are accrued in the accompanying consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were -0- of Series A Convertible Preferred Stock issued and outstanding as of February 28, 2022 and August 31, 2021.

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

There were 8,083,542 and 2,694,514 shares of Series B and Series B-1 Convertible Preferred Stock issued and outstanding as of February 28, 2022 and August 31, 2021, respectively.

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

There were 20,020,239 and 188,616 common shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively.

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

NOTE 11 – DERIVATIVE LIABILITY

As of February 28, 2022 and August 31, 2021, the Company had no derivative liability in the accompanying consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of $-0- and $(665,343) for the three months ended February 28, 2022 and 2021, respectively, and $-0- and ($572,701) for the six months ended February 28, 2022 and 2021, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $-0- and $34,088 to interest accretion during the three months ended February 28, 2022 and 2021, respectively, and $-0- and $114,599 to interest accretion during the six months ended February 28, 2022 and 2021, respectively, in the accompanying consolidated statement of operations for the preferred stock warrants and derivative convertible notes payable.

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2022 Mr. Jason Frankovich resigned from the Board of Directors effective March 31, 2022. Effective April 1, 2022 Mr. Patrick Morris has been appointed by the Board to replace Mr. Frankovich as a director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended February 28, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as filed with the SEC on December 10, 2021 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron Bionutrients, Inc. (trading symbol GVMP) to Innovation1 Biotech Inc. (trading symbol IVBT).

Innovation1 Biotech Inc. (“IVBT”) believes it will be among the first companies to harness the raw power of botanical therapeutics by transforming them into fully synthetic drugs that are safely, reliably and consistently delivered.

There are two fundamental limitations in exploiting botanical Schedule 1 molecules:

1.	Large and unpredictable pharmacokinetic excursions, both high and low, that make the drug potentially dangerous or ineffective

2.	Insolubility in water that curtails bioavailability across mucosal membranes

To overcome these limitations, IVBT has engaged with a US-Israeli pharmaceutical firm that has pioneered the design and development of novel small molecules in the fields of cancer, heart disease, lung injury, intermediary metabolism and ophthalmology, with 3 exits totaling $1.4 billion, federal R&D grants and contracts totaling $160M and capital raises of $152M. The firm is currently regarded a world leader in the design and optimization of rare cannabinoids.

The pharmaceutical firm has invented novel, proprietary, water-soluble prodrugs of the most promising botanical molecules existing today. Its prodrugs overcome the above fundamental limitations intrinsic to botanical molecules and enable for the first time the exploitation of the vast intrinsic therapeutic power of botanical Schedule 1 molecules.

IVBT has acquired five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

IVBT also owns a currently approved nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and/or chronic fatigue syndrome. We look to initiate sales of this product in the marketplace in 2022.

IVBT’s drug portfolio uniquely positions IVBT to capitalize on the growing global demand for pharmaceutical Schedule 1 drugs.

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

We have only realized nominal revenues from our business. In the next 12 months, we plan to identify business to whom we can license and/or distribute our product, Mioxal® product as well as seek additional opportunities to continue as a going concern.

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended February 28, 2022 and 2021

Overview. We had revenues of $-0- for the three months ended February 28, 2022 and 2021, respectively. We incurred a net income (loss) of ($1,779,054) and $557,950 for the three months ended February 28, 2022 and 2021, respectively. The increase in net loss is attributable to the factors discussed below.

Revenues. We had $-0- revenues from operations for the three months ended February 28, 2022 and 2021. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $-0- gross margin for the three months ended February 28, 2022 and 2021.

Expenses. Our operating expenses were $1,782,362 and $56,274 for the three months ended February 28, 2022 and 2021, respectively. The increase was primarily attributable our November 5, 2021 asset acquisition from ST BioSciences, Ltd., (“STB”). Four former STB employees or contractors were hired which increased salaries approximately $478,921, consulting fees increased approximately $88,475 for compensation for our former CFO, professional fees increased approximately $268,224 from the legal cost associated with our November 5, 2021 asset acquisition, amortization expense related to the asset acquisition and the right-of-use asset increased 883,048, and an approximate $7,525 increase in other general and administrative and advertising expenses.

Other (Income) Expense. Our total other (income) expense was ($3,308) and ($614,224) for the three months ended February 28, 2022 and 2021, respectively. The $610,916 decrease in other income was attributable to a gain on derivative liability during the prior year, a decrease in interest expense and a decrease in interest income.

Results of Operations for the Six Months Ended February 28, 2022 and February 28, 2021

Overview. We had revenues of $-0- and $3,080 for the six months ended February 28, 2022 and 2021, respectively. We incurred a net income (loss) of ($2,018,907) and $320,681 for the six months ended February 28, 2022 and 2021, respectively. The increase in net loss is attributable to the factors discussed below.

Revenues. We had $-0- and $3,080 revenues from operations for the six months ended February 28, 2022 and 2021, respectively. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $-0- and $1,659 gross margin for the six months ended February 28, 2022 and 2021, respectively.

Expenses. Our operating expenses were $2,143,434 and $115,111 for the six months ended February 28, 2022 and 2021, respectively. The increase of $2,028,323 was primarily attributable our November 5, 2021 asset acquisition from ST BioSciences, Ltd., (“STB”). Consulting fees increased by $211,805, professional fees increased by $345,534, salaries increased by $580,112, amortization expense increased $883,048 and general and administrative expenses increased by $7,982.

Other (Income) Expense. Our total other (income) expense was ($124,527) and ($434,133) for the six months ended February 28, 2022 and 2021, respectively. The $309,606 decrease in other (income) was attributable to a gain on derivative liability and interest accretion during the six months ended February 28, 2021. Interest expense decreased by $61,417, interest income decreased by $35,105,

Liquidity and Capital Resources

For the six months ended February 28, 2022, we used net cash of $1,974,053 from operating activities, primarily attributable to our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

For the six months ended February 28, 2022, we used net cash of $853,138 from investing activities, for our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

For the six months ended February 28, 2022, cash of $4,000,000 was provided from financing activities with $4,000,000 received for our Series B-1 Convertible Stock financing.

Assets

We had total assets of $82,763,415 as of February 28, 2022, which consisted of $1,310,285 cash, other receivable of $179,770, prepaid expenses of $30,300, equipment of $3,138, security deposit of $60,000, $585,390 right-of-use asset, trademarks of $1,680, and intangibles asset of $80,592,852 from our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

The cash of $1,310,285 is attributable to our Series B-1 Convertible Stock financing for $4,000,000. For a further discussion, see Note 9 – Stockholders’ Equity in the accompanying notes to the financial statements.

Liabilities

We had total liabilities of $40,576,792 as of February 28, 2022 consisting of accounts payable of $101,593, accrued expenses of $12,514, current acquisition payments due to Ingenius of $28,500,000, note payable - current portion of $10,000, lease payable – current portion of $189,527, lease payable $400,504, dividends payable of $362,654 for our Series B and Series B-1 Convertible Preferred stock and long-term acquisition payments due to Ingenius of $11,000,000. With the November 5, 2021 asset acquisition from ST BioSciences, Ltd., the Company assumed current and long-term liabilities of $39,923,000 for Mioxal and accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2022 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the SEC on December 10, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

We entered into an employment agreement with Mr. Kraws effective as of March 16, 2022 (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Kraws was retained for a four-year period as our Chief Executive Officer reporting to our Board of Directors. Mr. Kraws’ base salary is $450,000 subject to annual cost of living increases in the amount of 2.5% of his then-current base salary, not to be less than $450,000 per year.  Mr. Kraws shall also be paid an annual retention bonus of $200,000 per year. IN addition, Mr. Kraws will be eligible to earn an annual cash performance bonus of up to 50% of his then-current annual base salary as determined by our Board based on the achievement of performance goals and objectives established by the Company and Mr. Kraws on an annual basis.  Mr. Kraws shall also be granted option to purchase 350,000 shares of our common stock at prevailing market prices on the date of grant.  The options will be subject to a five-year vesting schedule such that one-fifth of such options will vest each year. The NEO Employment Agreements also contain standard confidentiality and non-competition covenants.

Pursuant to the Employment Agreement, in the event Mr. Kraws’ employment is terminated due to the expiration of the term of the Employment Agreement, his death or disability (as defined in the Employment Agreement), by the Company without Cause (as defined in the Employment Agreement) or by Mr. Kraws without Good Reason (as defined in the Employment Agreement), Mr. Kraws will be entitled to receive: (i) any accrued but unpaid base salary for services rendered to the date of termination, (ii) any unpaid guaranteed bonus and any earned but unpaid performance bonus, and (iii) reimbursement of any accrued but unpaid expenses required to be reimbursed under the Employment Agreement.

Pursuant to the Employment Agreement, in the event Mr. Kraws’ employment is terminated by the Company without Cause or by Mr. Kraws with Good Reason, Mr. Kraws will be entitled to receive: (i) any accrued but unpaid base salary for services rendered to the date of termination, (ii) any unpaid guaranteed bonus and any earned but unpaid performance bonus, (iii) reimbursement of any accrued but unpaid expenses required to be reimbursed under the Employment Agreement and (iv) as severance payments, (1) an amount equal to the greater of (a) Mr. Kraws’ annual base salary and guaranteed bonus for a two-year period or (b) Mr. Kraws’ annual base salary for the remaining portion of the term of the Employment Agreement and (2) an amount equal to Mr. Kraws’ guaranteed bonus for the remaining term of the Employment Agreement. Such payments are contingent upon the Company and Mr. Kraws executing a mutual release.

Pursuant to the Employment Agreement in the event of a Change in Control (as defined in the Employment Agreement), (i) if Mr. Kraws’ employment is terminated without Cause by the Company or its successor or by Mr. Kraws with Good Reason following the Chane in Control, Mr. Kraws will be entitled to receive: (i) any accrued but unpaid base salary for services rendered to the date of termination, (ii) any unpaid guaranteed bonus and any earned but unpaid performance bonus, (iii) reimbursement of any accrued but unpaid expenses required to be reimbursed under the Employment Agreement and (iv) as severance payments, (1) an amount equal to the greater of (a) Mr. Kraws’ annual base salary and guaranteed bonus for a two-year period or (b) Mr. Kraws’ annual base salary for the remaining portion of the term of the Employment Agreement, (2) an amount equal to Mr. Kraws’ guaranteed bonus for the remaining term of the Employment Agreement and (3) an amount equal to Mr. Kraws’ annual cash performance bonus for the remaining term of the Employment Agreement.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.1.9	Articles of Amendment filed March 31, 2022 effective March 31, 2022	8-K	4/6/22	3.1.9
3.2	Bylaws	S-1	4/13/2015	3.2
10.1	Jeffrey Kraws employment agreement effective March 16, 2022				Filed
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: April 14, 2022	By:	/s/ Jeffrey J. Kraws
	Name:	Jeffery J. Kraws
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

