Form 10-Q
period 2022-05-31
Innovation1 Biotech Inc.
filed 2022-07-14
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

INNOVATION1 BIOTECH INC. (formerly known as “GRIDIRON BIONUTRIENTS, INC.”)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 14, 2022, there were 20,020,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2021. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Innovation1 Biotech Inc.”, “Innovation1”, “we”, “us,” or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation and our wholly-owned subsidiary Gridiron Ventures, Inc., a Nevada corporation.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2022	August 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$636,159	$137,476
Other receivable	56,421	-
Inventory	-	17,000
Prepaid expenses	127,826	14,000
Total current assets	820,406	168,476
Other assets
Equity investment, net of discount	-	11,132
Equipment, net	2,876	598
Trademarks	1,680	1,680
Intangibles	79,744,239	-
ROU Asset	533,738	-
Security Deposit	60,000	-
Total other assets	80,342,533	13,410
Total Assets	$81,162,939	$181,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,578	$41,874
Accrued expenses	35,555	2,056
Acquisition payments due to Ingenius, current portion	28,500,000	-
Related party payable	-	64,600
Lease liability, current portion	194,305	-
Note payable, current portion	10,000	160,000
Dividends payable	650,226	138,195
Total current liabilities	29,523,664	406,725
Long-term liabilities:
Lease liability	350,099	-
Acquisition payments due to Ingenius	11,000,000	-
Total long-term liabilities	11,350,099	-
Total liabilities	40,873,763	406,725
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):

Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized; 0 issued and outstanding as of May 31, 2022 and August 31, 2021	-	-

Preferred stock Series B, $0.001 par value; 2,695,514 shares authorized; 2,695,514 and 2,694,514 issued and outstanding as of May 31, 2022 and August 31, 2021, respectively	2,695	2,695

Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized; 5,389,028 and 0 issued and outstanding as of May 31, 2022 and August 31, 2021, respectively	5,389	-

Common stock, $0.001 par value; 200,000,000 shares authorized; 20,020,239 and 188,616 shares issued and outstanding as of May 31, 2022 and August 31, 2021, respectively
Additional paid in capital	47,375,512	2,745,906
Accumulated deficit	(7,114,440)	(2,973,628)
Total stockholders’ equity (deficit)	40,289,176	(224,839)

Total Liabilities and Stockholders’ equity (deficit)	$81,162,939	$181,886

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenue	$-	$-	$-	$3,080
Cost of Revenue	-	-	-	1,421

Gross margin	-	-	-	1,659

Operating expenses:
Advertising	3,631	156	3,838	521
Consulting fees	83,000	15,000	325,180	45,375
General and administrative	19,855	14,831	50,518	36,697
Professional fees	231,154	16,811	638,377	78,500
Salaries	357,212	-	937,324	-
Depreciation expense	261	299	261	1,115
Amortization expense - ROU	51,652	-	86,087	-
Amortization expense – intangible assets	848,613	-	1,697,226	-
Total operating expenses	1,595,378	47,097	3,738,811	162,208

Net operating income (loss)	(1,595,378)	(47,097)	(3,738,811)	(160,549)

Other (income) expense:
Interest expense	14,498	28,338	29,967	105,224
Interest income	-	(6,825)	(13,638)	(55,567)
Impairment expense	-	19,100	17,598	19,100
(Gain) loss on change in fair value of derivative liability	-	(881,779)	-	(1,454,480)
Interest accretion	-	-	-	114,599
Gain on extinguishment of debt	-	-	(143,956)	-
Other (income) expense	-	(2,087)	-	(6,262)
Total Other (income) expense	14,498	(843,253)	(110,029)	(1,277,386)

Net income (loss)	(1,609,876)	796,156	(3,628,782)	1,116,837

Preferred Dividends	(187,571)	-	(512,030)	-
Net income (loss) available to common shareholders	$(1,797,447)	$796,156	$(4,140,812)	$1,116,837

Basic income (loss) per share	$(0.09)	$4.22	$(0.27)	$5.94

Weighted average number of common
shares outstanding - basic	20,020,239	188,616	15,225,781	187,918

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at August 31, 2021	-	$-	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	-	-	5,389,028	5,389	-	-	3,994,611	-	4,000,000
Common Stock issued for asset purchase	-	-	-	-	-	-	19,831,623	19,832	40,634,995	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021 (Unaudited)	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(3,350,368)	$44,053,248
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended February 28, 2022	-	-	-	-	-	-	-	-	-	(1,779,054)	(1,779,054)
Balance at February 28, 2022 (Unaudited)	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(5,316,993)	$42,086,623
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended May 31, 2022	-	-	-	-	-	-	-	-	-	(1,609,876)	(1,609,876)
Balance at May 31, 2022 (Unaudited)	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(7,114,440)	$40,289,176

Balance at August 31, 2020	8,480,000	$8,480	-	$-	-	$-	187,194	$187	$1,157,253	$(3,843,927)	$(2,678,007)
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2020	-	-	-	-	-	-	-	-	-	(237,268)	(237,268)
Balance at November 30, 2020 (Unaudited)	8,480,000	$8,480	-	$-	-	$-	187,194	$187	$1,157,253	$(4,093,770)	$(2,927,850)
Adjustment for reverse split	-	-	-	-	-	-	1,422	1	(1)	-	-
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended February 28, 2021	-	-	-	-	-	-	-	-	-	557,950	557,950
Balance at February 28, 2021 (Unaudited)	8,480,000	$8,480	-	$-	-	$-	188,616	$188	$1,157,252	$(3,548,395)	$(2,382,475)
Exchange agreement	(8,480,000)	(8,480)	2,694,514	2,695	-	-	-	-	1,588,654	-	1,582,869
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(38,649)	(38,649)
Net loss, period ended May 31, 2021	-	-	-	-	-	-	-	-	-	796,156	796,156
Balance at May 31, 2021 (Unaudited)	-	$-	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,790,888)	$(42,099)

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ending
	May 31, 2022	May 31, 2021

Cash flows from operating activities:
Net income (loss)	$(3,628,782)	$1,116,837
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	1,115
(Gain) Loss on change in fair value of derivative liability	-	(1,454,480)
Interest accretion	-	114,599
Amortization of ROU Asset	86,087	-
Amortization of Mioxal Asset	1,683,588	-
Impairment expense	17,598	20,100
Gain on extinguishment of debt	(143,956)	-
Realized income on investment	-	(6,262)
Changes in operating assets and liabilities:
Other receivable	(56,421)	-
Prepaid expenses	(173,826)	10,945
Notes receivable	-	132,852
Accounts payable	(401,627)	103,485
Related party payable	(64,600)	(25,869)
Accrued expenses	33,499	-
Net cash provided by (used in) operating activities	(2,648,179)	13,321

Cash flows from investing activities:
Purchase of equipment	(3,138)	-
Cash paid for asset purchase	(350,000)	-
Notes receivable investment	(500,000)	-
Net cash used in investing activities	(853,138)	-

Cash flows from financing activities
Proceeds from Series B-1 preferred stock purchase agreements	4,000,000	-
Net cash provided by financing activities	4,000,000	-

Net increase (decrease) in cash	498,683	13,321
Cash - beginning of the period	137,476	17,881
Cash - end of the period	$636,159	$31,202

Supplemental disclosures:
Interest paid	$24,579	$-
Non-cash transactions:
Preferred stock dividends accrued	$312,029	$63,799
Right of Use Asset and Lease liability recognition at inception	$619,825
Common Stock issued for asset purchase	$40,654,827	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovation1 Biotech Inc. (the “Company”) was formed under the laws of the state of Nevada on July 20, 2017, under the name of Gridiron BioNutrients, Inc. to develop and distribute a retail line of health water infused with probiotics and minerals. Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron BioNutrients, Inc. (trading symbol GVMP) to Innovation1 Biotech Inc. (trading symbol IVBT).

The Company is currently developing products using five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid and tree bark derived psychedelic for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis. The Company also owns a currently patented nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and chronic fatigue syndrome.

The Company has elected an August 31st year end.

On December 22, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, as amended, which were effective on January 8, 2021 (the “Effective Date”), which effected a three hundred eight for one (308:1) reverse stock split of its outstanding common stock.

Change in Control

On November 5, 2021, the Company completed the asset acquisition of ST BioSciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net operating loss of $3,738,811 for the nine months ended May 31, 2022. The Company has working capital deficit of $28,703,258 and an accumulated deficit of $7,114,440 as of May 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the issuance of this financial statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations and execution of its business plan. In response to these concerns, management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times. There can be no assurance that management’s plan will be successful.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Innovation1 is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP”), which have been consistently applied in the preparation of the financial statements.

The accompanying unaudited financial information as of and for the three and the nine months ended May 31, 2022 and 2021 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended August 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 10, 2021.

The condensed consolidated balance sheet at August 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principals of Consolidation

The consolidated financial statements represent the results of Innovation1 Biotech, Inc, its wholly-owned subsidiary, Gridiron Ventures and the assets, processes, and results therefrom. All intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with US GAAP.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for fair value calculations, including those related to embedded conversion features of outstanding convertible notes payable.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of May 31, 2022 and August 31, 2021.

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

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

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

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at May 31, 2022 and August 31, 2021.

Other receivable

During the nine months ended May 31, 2022, the Company discovered duplicate withdrawals from its payroll processing company and has recorded a receivable on its condensed consolidated balance sheet at May 31, 2022. There were $56,421 and $0 outstanding other receivable as of May 31, 2022 and August 31, 2021, respectively.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of May 31, 2022 and August 31, 2021, the Company had trademarks totaling $1,680.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable computers and other equipment are three years.

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations. Depreciation expense was $261 and $299 for the three months ended May 31, 2022 and 2021, respectively, and $261 and $1,115 for the nine months ended May 31, 2022 and. 2021, respectively.

Leases

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

The Series B and Series B1 Convertible Preferred shares would convert to 8,083,542 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at May 31, 2022. The Series B Convertible Preferred shares would convert to 22,694,514 shares of the Company’s common stock in addition to the 188,616 outstanding shares at May 31, 2021. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B and Series B1 Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the three and nine months ended May 31, 2022 and 2021.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising costs totaling $3,631 and $156 during the three months ended May 31, 2022 and 2021, respectively, and $3,838 and $521 during the nine months ended May 31, 2022 and 2021 respectively.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Implementation of this ASU had no material impact on the consolidated financial statements.

As of May 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On October 27, 2021, the Company entered into an asset acquisition agreement with ST BioSciences, Ltd., a company organized under the laws of England and Wales (“STB”), of certain Transferred Assets, consisting substantially of their intellectual property relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals. The Company acquired certain intellectual property, and patent rights, and no tangible assets, assumed certain liabilities related to the acquisition of Mioxal by STB, as discussed below, and some outstanding employee payments. The acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 5, 2021. As consideration for the acquisition, the Company paid $850,000 in cash and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis, for an aggregate purchase price of $41,504,827, resulting in a change in control of the Company. The shares were issued in December 2021.

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. The first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and a $3,500,000 payment was due within thirty business days following the occurrence of the milestone event. The milestone, a signed sales agreement with a third party to distribute Mioxal throughout Europe, was not reached and therefore the requirement for the milestone payment was forfeited and will never be owed. In addition, $15,000,000 will be paid through the issuance of the Company’s common stock in three tranches beginning twelve months from execution of agreement with STB on September 10, 2021, as follows:

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

•	On September 10, 2022 - $4,000,000
•	On September 10, 2023 - $5,000,000
•	On September 10, 2024 - $6,000,000
•	Total stock to be issued - $15,000,000

The remaining balance is to be paid on an earn-out basis whereunder Ingenius will earn an 8% royalty on all sales generated by Mioxal® until the balance is satisfied.

On January 13, 2022, the Company entered into Amendment No. 1 to Purchase Agreement with Ingenius Biotech S.L. to modify the terms of the agreement dated September 10, 2021. Under the amended agreement, the first installment of $1,500,000 is now due on June 30, 2022, with an additional extension of the due date to August 30, 2022, and the second installment is now due on December 31, 2022.

The assets and liabilities assumed have been recorded at the fair values as follows:

Mioxal®	81,249,827
Other intangible assets	178,000
Less liabilities assumed:
Mioxal® liability assumed	(39,500,000)
Other liabilities assumed	(423,000)
Net value acquired in asset acquisition	41,504,827

The Mioxal® asset has a 24-year life and will be tested for impairment on an annual basis. During the three and nine months ended May 31, 2022, amortization of $846,494 and $1,692,989 was expensed. The other intangible assets for $178,000 have a 21-year life. During the three and nine months ended May 31, 2022, amortization of $2,119 and $4,238 was expensed.

NOTE 4 – EQUITY INVESTMENT

On April 27, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI” and “QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Warrants to Calvary Fund 1 LP (“Calvary”). In consideration of the assignment of the Warrant, Calvary forgave the principal and interest owed by the Company under the Calvary $150,000 promissory note dated August 30, 2021. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $0 and $11,132 at May 31, 2022 and August 31, 2021, respectively. The Company recorded other income of $0 and $2,087, respectively for the three months ended May 31, 2022 and 2021, respectively, and $0 and $6,262 for the nine months ended May 31, 2022 and 2021, respectively, in the accompanying condensed consolidated statement of operations.

NOTE 5 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and had a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,356 and $11,856 at May 31, 2022 and 2021, respectively. The Company is in default with the repayment terms of the note. Interest of $126 was expensed during the three months ended May 31, 2022 and 2021. Interest of $374 was expensed during the nine months ended May 31, 2022 and 2021.

On August 30, 2021, the Company issued a $150,000 promissory note to Calvary. The loan bears interest at 18% and has a maturity date of August 30, 2022. On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Holding Company, Inc. (“QSI”) Warrants issued on April 29, 2020 from QSI to the Company, to Calvary. In consideration of the assignment of the Warrant, Calvary forgave the Company from the principal and interest owing under the Calvary $150,000 promissory note dated August 30, 2021 to fully satisfy the principal and interest owed under the promissory note. The unpaid principal and interest on the date of the assignment of the Warrant to Calvary was $155,088. Investments were reduced by $11,132 and the Company recorded a gain on debt extinguishment of $143,956 in the accompanying consolidated statement of operations. The unpaid balance including accrued interest was $0 and $150,074 at May 31, 2022 and August 31, 2021, respectively.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of May 31, 2022, and August 31, 2021, the Company owed $0 and $64,600, respectively to our former President and Director. The balance due is recorded as related party payable in the accompanying condensed consolidated balance sheets.

NOTE 7 – LEASE LIABILITY

On January 1, 2022, we adopted ASC Topic 842 – Leases. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. Upon adoption, we recognized operating lease right-of-use (“ROU”) assets and corresponding lease liabilities of $619,825.

Lessee accounting

We determine if an arrangement is or contains a lease at inception. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period and (3) whether we have the right to direct the use of the asset. Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for the majority of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The lease classification affects the expense recognition in the income statement. Operating lease costs are recorded entirely in operating expenses. Finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

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

The following table summarizes balance sheet data related to leases at May 31, 2022 and August 31, 2021:

	May 31, 2022	August 31, 2021
Assets
Operating lease right of use assets	$619,825	$-
Less accumulated depreciation	(86,087)	-
Total operating lease right of use assets	$533,738	$-

Liabilities
Operating lease liability, current	$194,305	$-
Operating lease liability, noncurrent	350,099	-
Total lease liabilities	$544,404	$-

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments of $20,000. During the nine months ended May 31, 2022, the Company paid $75,421 towards the lease liability and $24,579 in interest expense.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $650,226 and $138,195 of dividends payable at May 31, 2022 and August 31, 2021, respectively. The dividends have not been declared and are accrued in the accompanying condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of May 31, 2022 and August 31, 2021.

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

There were 8,083,542 and 2,694,514 shares of Series B and Series B-1 Convertible Preferred Stock issued and outstanding as of May 31, 2022 and August 31, 2021, respectively.

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

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

May 31, 2022 (Unaudited)

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

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. As the COVID-19 pandemic begins to subside, it has, and could continue to result in shelter-in-place and other similar restrictions being eased. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the prevalence and severity of any variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may experience significant impacts to our business because of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions due to COVID-19 to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, and would be recognized in the financial statements as soon as they become known. Actual results could differ from estimates and any such differences may be material to the financial statements.

NOTE 10 – DERIVATIVE LIABILITY

As of May 31, 2022 and August 31, 2021, the Company had no derivative liability in the accompanying condensed consolidated balance sheet, and (gain) loss on change in fair value of the derivative liability of $0 and $(881,779) for the three months ended May 31, 2022 and 2021, respectively, and $0 and ($1,454,480) for the nine months ended May 31, 2022 and 2021, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $0 to interest accretion during the three months ended May 31, 2022 and 2021, respectively, and $0 and $114,599 to interest accretion during the nine months ended May 31, 2022 and 2021, respectively, in the accompanying consolidated statement of operations for the preferred stock warrants and derivative convertible notes payable.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of May 31, 2022, through the date which the consolidated financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended May 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as filed with the SEC on December 10, 2021 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Innovation1 Biotech Inc. (“IVBT”) believes it will be among the first companies to harness the raw power of botanical therapeutics by transforming them into fully synthetic drugs that are safely, reliably and consistently delivered. There are two fundamental limitations in exploiting botanical Schedule 1 molecules:

1.	Large and unpredictable pharmacokinetic excursions, both high and low, that make the drug potentially dangerous or ineffective

2.	Insolubility in water that curtails bioavailability across mucosal membranes

To overcome these limitations, IVBT has engaged with a US-Israeli pharmaceutical firm that has pioneered the design and development of novel small molecules in the fields of cancer, heart disease, lung injury, intermediary metabolism and ophthalmology, with 3 exits totaling $1.4 billion, federal R&D grants and contracts totaling $160M and capital raises of $152M. The firm is currently regarded as a world leader in the design and optimization of rare cannabinoids.

The pharmaceutical firm has invented novel, proprietary, water-soluble prodrugs of the most promising botanical molecules existing today. Its prodrugs overcome the above fundamental limitations intrinsic to botanical molecules and enable for the first time the exploitation of the vast intrinsic therapeutic power of botanical Schedule 1 molecules.

IVBT has acquired five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid and tree bark derived psychedelic for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory epilepsy, burn wounds and uveitis.

IVBT also owns a patented nutraceutical complex specially designed and formulated to contribute and help maintain normal energy metabolism, improve mood and reduce fatigue for those suffering from fibromyalgia and/or chronic fatigue syndrome. We look to initiate sales of this product in the marketplace in 2022.

IVBT’s drug portfolio uniquely positions IVBT to capitalize on the growing global demand for pharmaceutical Schedule 1 drugs.

Cash Flows & Going Concern

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

We have only realized nominal revenues from our business in a prior year. In the next 12 months, we plan to identify business to whom we can license and/or distribute our product, Mioxal®, as well as seek additional opportunities to continue as a going concern.

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

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended May 31, 2022 and 2021

Overview. We had revenues of $0 for the three months ended May 31, 2022 and 2021, respectively. We incurred a net income (loss) of ($1,609,876) and $796,156 for the three months ended May 31, 2022 and 2021, respectively. The increase in net loss is attributable to the factors discussed below.

Revenues. We had $0 revenues from operations for the three months ended May 31, 2022 and 2021. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $0 gross margin for the three months ended May 31, 2022 and 2021.

Expenses. Our operating expenses were $1,595,378 and $47,097 for the three months ended May 31, 2022 and 2021, respectively. The increase was primarily attributable to our November 5, 2021 asset acquisition from ST BioSciences, Ltd., (“STB”). Four former STB employees or contractors were hired which increased salaries approximately $357,212, consulting fees increased approximately $68,000 for compensation for our former CFO, professional fees increased approximately $214,343 from the legal cost associated with our November 5, 2021 asset acquisition, amortization expense related to the asset acquisition and the right-of-use asset increased $900,526, and an approximate $8,200 increase in other general and administrative and advertising expenses.

Other (Income) Expense. Our total other (income) expense was $14,498 and ($843,253) for the three months ended May 31, 2022 and 2021, respectively. The $857,751 decrease in other income was attributable to a gain on derivative liability during the prior year, a decrease in interest expense and a decrease in interest income.

Results of Operations for the Nine Months Ended May 31, 2022 and 2021

Overview. We had revenues of $0 and $3,080 for the nine months ended May 31, 2022 and 2021, respectively. We incurred a net income (loss) of ($3,628,782) and $1,116,837 for the nine months ended May 31, 2022 and 2021, respectively. The increase in net loss is attributable to the factors discussed below.

Revenues. We had $0 and $3,080 revenues from operations for the nine months ended May 31, 2022 and 2021, respectively. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $0 and $1,659 gross margin for the nine months ended May 31, 2022 and 2021, respectively.

Expenses. Our operating expenses were $3,738,811 and $162,208 for the nine months ended May 31, 2022 and 2021, respectively. The increase of $3,576,604 was primarily attributable to our November 5, 2021 asset acquisition from ST BioSciences, Ltd., (“STB”). Consulting fees increased by $279,805, professional fees increased by $559,877, salaries increased by $937,324, amortization expense increased $1,783,574 and general and administrative and advertising expenses increased by $16,024.

Other (Income) Expense. Our total other (income) expense was ($110,029) and ($1,277,386) for the nine months ended May 31, 2022 and 2021, respectively. The $1,167,357 decrease in other (income) was attributable to a gain on derivative liability and interest accretion during the nine months ended May 31, 2021. Interest expense decreased by $75,257, interest income decreased by $41,929,

Liquidity and Capital Resources

For the nine months ended May 31, 2022, we used net cash of $2,648,179 from operating activities, primarily attributable to our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

For the nine months ended May 31, 2022, we used net cash of $853,138 from investing activities, for our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

For the nine months ended May 31, 2022, cash of $4,000,000 was provided from financing activities with $4,000,000 received for our Series B-1 Convertible Stock financing.

Assets

We had total assets of $81,162,939 as of May 31, 2022, which consisted of $636,159 cash, other receivable of $56,421, prepaid expenses of $127,826, equipment of $2,876, security deposit of $60,000, $533,738 right-of-use asset, trademarks of $1,680, and intangibles asset of $79,744,239 from our November 5, 2021 asset acquisition from ST BioSciences, Ltd.

The cash of $636,159 is attributable to our Series B-1 Convertible Stock financing for $4,000,000. For a further discussion, see Note 9 – Stockholders’ Equity in the accompanying notes to the financial statements.

Liabilities

We had total liabilities of $40,873,763 as of May 31, 2022 consisting of accounts payable of $133,578, accrued expenses of $35,555, current acquisition payments due to Ingenius of $28,500,000, note payable - current portion of $10,000, lease payable – current portion of $194,305, lease payable $350,099, dividends payable of $650,226 for our Series B and Series B-1 Convertible Preferred stock and long-term acquisition payments due to Ingenius of $11,000,000. With the November 5, 2021 asset acquisition from ST BioSciences, Ltd., the Company assumed current and long-term liabilities of $39,923,000 for Mioxal and accounts payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2022 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 as filed with the SEC on December 10, 2021.

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

On November 24, 2021, the Company consummated a financing through a Series B-1 Purchase Agreement between the Company and an investor, pursuant to which the Company issued and sold to L1 Capital 2,694,514 shares of its Series B-1 Preferred at a per share price of $0.742245, or $2,000,000 in the aggregate. The aggregate gross proceeds of $2,000,000 was used by the Company as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

We entered into an employment agreement with Dr. Andrew Salzman effective as of April 17, 2022 (the “Employment Agreement”).

Pursuant to the Employment Agreement, Dr. Salzman was retained for a one-year period as our Chief Scientific Officer reporting to our Chief Executive Officer. Dr. Salzman’s base salary is $120,000. Dr. Salzman shall also be eligible to earn an annual cash performance bonus of up to 50% of his then-current annual base salary as determined by our Chief Executive Officer based on the achievement of performance goals and objectives established by the Company. The Employment Agreement also contains standard confidentiality and con-competition covenants.

Dr. Salzman’s employment agreement also contains standard language concerning the payment of salary, bonus, expenses or severance otherwise to him in the event of termination or a change in control of the Company.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.1.9	Articles of Amendment filed March 31, 2022 effective March 31, 2022	8-K	4/6/22	3.1.9
3.2	Bylaws	S-1	4/13/2015	3.2
10.1	Dr. Anthony Salzman Employment Agreement filed April 21, 2022.	8-K	4/21/2022	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: July 14, 2022	By:	/s/ Jeffery J. Kraws
	Name:	Jeffery J. Kraws
	Title:	Chief Executive Officer (Principal Executive and Principal Financial Officer)

