Form 10-K
period 2022-08-31
Innovation1 Biotech Inc.
filed 2022-12-15
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________________

Commission File No.000-55852

INNOVATION1 BIOTECH INC. (formerly known as “GRIDIRON BIONUTRIENTS, INC.”)
(Exact name of registrant as specified in its charter)

Nevada	82-2275255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $6,243,650.

At December 14, 2022, there were 20,020,239 shares of the registrant’s common stock, par value $0.001 per share outstanding.

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

INNOVATION1 BIOTECH INC.

 CAUTIONARY NOTE REGARDING FORWARDING LOOKING STATEMENTS

This report contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:
•	we have a history of losses;
•	our auditors have raised substantial doubts about our ability to continue as a going concern;
•	we have a working capital deficit and need to raise additional capital to continue our business model;
•	the adverse impact of COVID-19 on our company; and
•	our reliance on our one officer and five directors.
•	Risks related to regulation applicable to our industry, including:
•	compliance with existing laws and regulations and possible future changes in laws and regulations.
•	Risks related to the ownership of our securities, including:
•	the applicability of penny stock rules; and
•	material weaknesses in our internal controls over financial reporting; and
•	the significant dilution to our stockholders upon the conversion of the outstanding Series B Convertible Preferred Stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this Annual Report on Form 10-K. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this Form 10-K to the “Company”, “Innovation1 Biotech Inc.,” “Innovation1”, “we”, “us,” or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation and our former wholly-owned subsidiary Gridiron Ventures, Inc., a Nevada corporation, which was dissolved in April 2022.

All share and per share information gives proforma effect to the 308:1 reverse stock split of our common stock effective January 8, 2021.

PART I

ITEM 1. BUSINESS

Corporate Overview

Established in 2014, Innovation1 Biotech Inc. (OTCQB: IVBT) is headquartered in New York, NY. Innovation1 Biotech is a pharmaceutical company focused on the discovery and clinical development of novel synthetic analogs of botanical Schedule 1 molecules addressing major unmet medical needs. We take already validated technologies and identify opportunities to refine and reengineer them, eliminating deficiencies and creating products with more desirable performance attributes. The candidate molecules in our portfolio have their genesis in natural product botanical chemistry but have been subsequently modified via synthetic chemistry to endow them with more favorable pharmaceutical characteristics.

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

On November 7, 2022, the Company completed the disposition of all of the intellectual property assets and associated liabilities relating to Mioxal®. See Subsequent Events.

Our Pipeline

At Innovation1 Biotech, we are delivering innovative change in the psychedelic and cannabinoid space through the development of a portfolio that addresses five independent clinical indications with fully synthetic prodrugs, wherein the current therapeutic armamentarium is inadequate or non-existent.

•

The first agent is a novel prodrug of psilocin, a molecule naturally found in certain mushroom species that has been shown to interact with hydroxytryptamine receptors in the limbic system of the central nervous system. Preclinical and human data support its use as a long-effecting agent for reduction of clinical depression. Our prodrug allows for a smooth pharmacokinetic profile, and avoids peak toxicologic side-effects, by blunting the maximal peak concentration.

•

The second agent is a novel prodrug of synthetic tetrahydrocannobivarin, a molecule naturally found in Cannabis that modulates the two principal cannabinoid receptors: CBR1 and CBR2. Preclinical data support its use in the treatment of drug addiction. Our prodrug, which is manufactured chemically without any connection to the Cannabis plant, allows for improved bioavailability and hence more stable and reliable concentrations of the drug in the central nervous system.

•

The third agent is a novel prodrug of synthetic cannabidophorol, a molecule naturally found in Cannabis, closely related to cannabidiol (CBD), that desensitizes several membrane-bound receptors in the brain (TRPV1, TRPA1, GPR55) that impact neuronal excitability and seizures. The FDA has already approved Epidiolex (CBD) for treatment of a childhood seizure disorder (Dravet syndrome). Our prodrug, which is manufactured chemically without any connection to the Cannabis plant, is expected to have improved bioavailability in comparison to CBD and its payload, cannabidophorol, is anticipated to be more potent than CBD in suppressing seizures due to its greater affinity for its biological targets.

4

•

The fourth agent is a second novel prodrug of a highly selective CB2R agonist payload, synthetic HU-308, which is structurally similar to tetrahydrocannabinol but without its psychotropic properties. HU-308 prodrug is manufactured chemically, without any connection to the Cannabis plant. Preclinical data support the use of this payload in the treatment of wounds, based on its role in blocking inflammatory injury and in triggering stem cell proliferation and angiogenesis required for prompt wound closure. The Company intends to advance its HU-308 for the treatment of burn wound injury.

•

The fifth agent is a second water-soluble prodrug of HU-308, formulated as an eye drop for topical ophthalmic care. Preclinical data support the use of this payload in the treatment of uveal inflammation and corneal injury, based on its role in suppressing pro-inflammatory cytokine and chemokine expression and via stimulation of growth factors necessitated for repair of damaged epithelium. The Company’s prodrug allows for improved bioavailability and facile administration as an eye drop.

Research and Clinical Development Strategy

We are currently in the pre-clinical development stage for our five pharmaceutical candidates. Our goal is to become a leader in the development of modified Schedule 1 molecules of botanical origin where there is the opportunity to effect breakthrough advances in diseases of unmet medical need.

In order to achieve our goal, we plan to build an experienced team of senior executives and board members, along with a team of scientists accomplished in all facets of pharmaceutical research and development, drug formulation, clinical trial execution, and regulatory submissions. We intend to leverage the knowledge of our team in order to complete the clinical trials needed to receive approvals of our product candidates from applicable regulatory authorities.

Capital Considerations

Our business plan can be adjusted based on the available capital to the business.

•	On September 7, 2021, the Company consummated the initial tranche of its $2 million financing contemplated by that certain Series B-1 Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which the Company agreed to issue and sell to LPC up to 2,694,514 shares of its newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) at a Stated Value per share price of $0.742245 (or $2,000,000 in the aggregate). At the initial closing, the Company issued 673,628 shares of Series B-1 Preferred to LPC and received $500,000 in gross proceeds. On October 28, 2021, the Company consummated the second tranche of the Series B-1 Preferred Stock investment, issuing an additional 637,628 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $500,000.00 in the aggregate. On November 9, 2021, the Company consummated the third and final tranche of the Series B-1 Preferred Stock investment, issuing an additional 1,347,256 shares of its Series B-1 Preferred Stock to LPC at a price per share of $0.742245 or $1,000,000.00 in the aggregate. The aggregate gross proceeds of $2,000,000 will be used by the Company as working capital

•	On November 24, 2021, the Company entered into and consummated the financing contemplated by that certain Series B-1 Purchase Agreement between the Company and L1 Capital Opportunities Master Fund Ltd. (“L1 Capital”), pursuant to which the Company issued and sold to L1 Capital 2,694,514 shares of its Series B-1 Preferred at a per share price of $0.742245, or $2,000,000 in the aggregate. Pursuant to the terms of the respective purchase agreements with LPC and L1 Capital, each of LPC and L1 Capital agreed, for a period of 180 days following the final closing of such transaction, not to offer, sell, contract to sell, pledge, hypothecate, grant any option, right or warrant for the sale of, purchase any option or contract to sell, sell any option or contract to purchase, or otherwise encumber, dispose of or transfer, or grant any rights with respect to, directly or indirectly, any shares of Series B-1 Preferred or any shares of the Company’s common stock issuable upon conversion of the Series B-1 Preferred. In addition, each of LPC and L1 Capital, along with the holders of the Company’s Series B Preferred Stock has been granted the right (until the earlier of (i) the sixteen (16) month anniversary of the Closing Date or (ii) the listing of the Common Stock on a national securities exchange) to participate in up to 10% of the Company’s future equity or equity-linked financings. Furthermore, the Company granted these stockholders certain piggyback registration rights with respect to the Common Stock issuable upon conversion of the Series B-1 Preferred and Series B Preferred issued to such stockholder.

•	Subsequent to the year ended August 31, 2022, the Company entered into a private placement to receive gross proceeds up to $352,941 original issue discount secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly. Each note is convertible into common shares by diving the outstanding principal on the note by the conversion price of $0.08.

•	We believe cash on hand will not adequately fund our current planned operations and capital needs for the next 12 months. We may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

The above reflects our current judgment and belief regarding the direction of our business. Actual events, expenditures and results will almost always vary, sometimes materially, from any estimates, predictions, projections or assumptions suggested herein.

Product Marketing

We currently have no marketing agreement(s) with third party marketing groups.

Product Development

Innovation1 Biotech has engaged with Salzman Group, a US-Israeli pharmaceutical firm that according to Salzman Group has designed and developed of novel small molecules for a number of clinical applications. According to Salzman Group, it has invented novel, proprietary, water-soluble, and fully synthetic prodrugs of the most promising botanical molecules existing today. It is the stated goal of Salzman Group to exploit the vast intrinsic therapeutic power of botanical Schedule 1 molecules. Innovation1 Biotech has acquired five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a psychedelic molecule for treatment of post-traumatic stress disorder and depression, a novel cannabinoid and tree bark derived psychedelic for treatment of addiction, and three additional novel cannabinoid prodrugs addressing clinical indications of refractory pediatric epilepsy, hypertrophic scarring after burn wound injury, and ocular inflammation of the cornea and anterior uvea.

See Subsequent Events below concerning the resignation of Dr. Salzman and his related groups, Salzman Group and Herring Creek Pharmaceuticals.

Competition

Direct Competitors:

The Company does not currently face direct competition for its portfolio technologies, but has a number of indirect competitors as listed below.

The pharmaceutical industry is characterized by rapidly advancing technologies and intense competition. While we believe that our knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates for which we complete clinical development successfully and for which we receive marketing approval may compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have far greater marketing and research capabilities than us. We also face potential competition from academic institutions, government agencies and private and public research institutions, among others, which may in the future develop products to treat those diseases that we currently or, in the future, seek to treat. The current market for treatments that assist in novel therapeutics for major unmet medical needs, is highly unknown. Our commercial opportunity would be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than our product candidates.

Indirect Competitors:

Posttraumatic stress disorder is treated with the selective serotonin reuptake inhibitor antidepressant medications sertraline and paroxetine, both approved by the FDA for PTSD treatment. Antianxiety medications are commonly prescribed to relieve severe anxiety despite their potential for abuse. While several studies indicated that the antihypertensive medication prazosin (Minipress) may reduce or suppress nightmares in some people with PTSD, a more recent study showed no benefit over placebo.

Addiction symptoms and signs of drug withdrawal and detox are currently managed with (1) anxiolytic agents that reduce anxiety and irritability, such as benzodiazepines, (2) antidepressants such as sertraline and fluoxetine, and (3) clonidine to reduce sweating, cramps, muscle aches, anxiety, tremors, and seizures. Alcohol addiction is treated with (1) naltrexone to block receptors in the brain that produce alcohol’s pleasurable effects, (2) acamprosate to relieve emotional and physical distress and depression, and (3) disulfiram to induce nausea and vomiting when alcohol is ingested. Heroin and opiate addiction are currently treated with methadone, buprenorphine, and naltrexone.

Childhood epilepsy, manifesting as partial or tonic-clonic seizures, is currently treated with carbamazepine, phenytoin, and valproic acid, as well as ACTH, clobazam, felbamate, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, phenobarbital, tiagabine hydrochloride, topiramate, vigabatrin, and zonisamide. The medications Diastat rectal gel, Epidiolex (made from cannabidiol), and fenfluramine have been approved for treatment of refractory childhood epilepsy (Dravet’s syndrome).

Uveitis is treated with (1) corticosteroids, (2) immunosuppressants such as azathioprine, cyclosporin, methotrexate, and mycophenolate, and (3) targeted immunomodulating biologic agents, including Abatacept, Adalimumab, Daclizumab, Infliximab, and Rituximab.

Wound care is currently treated with topical antibiotics and disinfectants, and supportive surgical debridement and skin grafting.

Intellectual Property

The Company filed provisional patent applications protecting composition of matter and method of use of all the technologies described below. All of these applications are assigned to the Company. The Company will have the option to convert its provisional applications to full published patent applications in 2023. Within 30-31 months of the publication of the full patent applications, the Company will have the opportunity to file national phase applications in up to 154 countries.

Title *	Status	Priority Date	Expiry Date
Psilocin prodrugs and uses thereof	Provisional Patent Filed	January 2022	21 years, plus 3-5-year extension
Tetrahydrocannabivarian (THCV) prodrugs and uses thereof	Provisional Patent Filed	August 2022	21 years, plus 3-5-year extension
Cannabidiphoral (CBDP) prodrugs and uses thereof	Provisional Patent Filed	January 2022	21 years, plus 3-5-year extension
HU-308 prodrugs and uses thereof	Provisional Patent Filed	January 2022	21 years, plus 3-5-year extension
HU-308 prodrugs and uses thereof	Provisional Patent Filed	January 2022	21 years, plus 3-5-year extension
Compositions Comprising an Anti-inflammatory Cannabinoid and Uses Thereof	Provisional Patent Filed	June 2022	21 years, plus 3-5-year extension

* See the risk factor related to the Inflation Reduction Act in the Risk Factors section

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

The Company has the following approved trademark application with the U.S. Patent & Trademark Office (USPTO):

•	INNOVATION1 BIOTECH – U.S. Trademark SN 97195093

We are reliant on our domain name, www.innovation1bio.com, to market our products. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain name or obtain comparable domain names, which could harm our business.

Subsequent to August 31, 2022, we sold the Mioxal product intellectual property and intangible assets as described in Note 12 to the financial statements and in the Subsequent Events disclosed elsewhere in this document.

Government Regulation

Initially, we intend to obtain approvals for our pharmaceutical candidates from the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, the Japanese Pharmaceuticals and Medical Devices Agency (PMDA), the Therapeutic Goods Administration (TGA) in Australia, and other countries’ governmental regulatory agencies approvals for our product candidates.

Regulation of Psilocin and Ibogaine analog

In the United States, psychedelics, such as psilocin and ibogaine, are listed by the DEA as a Schedule I substance under the CSA. The Company is developing a prodrug of psilocin and an analog of ibogaine, entitled 18-methylaminocoronaridine, which might be considered as a Schedule I substance under the Federal Analog Act. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II substances are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II substances is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocin as a Schedule I controlled substance. For any product containing a prodrug of psilocin or an analog of ibogaine to be available for commercial marketing in the United States, these prodrugs and analogs must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Human Capital

Timothy S. Orr was the sole officer, director and employee of the Company during the fiscal year ended August 31, 2021. On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially all of intellectual property assets relating to Mioxal. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Interim Chief Financial Officer. Mr. Orr has since resigned from his position and as a director.

Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. Subsequent to the fiscal year ended August 31, 2022 and prior to the filing of this report, Mr. Kraws resigned as CEO, but remains a director of the Company. Also pursuant to the terms of the Asset Purchase Agreement, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14f-1 of the Exchange Act. Mr. Frankovich has since resigned from his position as a director. On April 1, 2022, the Board appointed Patrick R. Morris, Esq. as a member of the Board to fill that vacancy. During the fiscal year ended August 31, 2022, Andrew L. Salzman M.D. was appointed as the Company’s Chief Scientific Officer and a director of the Company. Subsequent to the fiscal year ended August 31, 2022 and prior to filing this report, Dr. Salzman resigned as a director and as the Company’s CSO. Subsequent to the fiscal year ended August 31, 2022 and prior to the filing of this report, Frederick E. Pierce, II was appointed as Chairman of the Board and Interim Acting Chief Executive Officer. On December 5, 2022, Charles W. Allen and Dr. Shahin Gharakhanian were appointed directors. Provided we have the resources, we intend to expand our current management to attract and retain skilled directors, officers, and employees with experience relevant to our business focus.

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

Risks Related to Our Business and Operations

We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.

We incurred net operating losses of $40,877,813 and $258,441, respectively, for the years ended August 31, 2022 and 2021. At August 31, 2022 we had an accumulated deficit of $44,551,043. We do not generate sufficient revenues to provide funds to pay our operating expenses, satisfy our obligations or continue to implement our business model. Unless we are able to raise sufficient working capital to continue to implement our business model, will have no ability to increase our revenues to a level which supports our operations. In that event, we will continue to report net losses in future periods and our ability to continue our operations as they are presently conducted will be in jeopardy.

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

We have experienced recurring operating losses over the last two years and have a significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

We have a working capital deficit at August 31, 2022 and 2021. We need to raise additional capital to continue our business model.

At August 31, 2022, we had a cash balance of $156,486 and a working capital deficit of $29,525,460 compare to a cash balance of $137,476 and a working capital deficit of $238,249 at August 31, 2021. We used $3,127,852 in net cash in our operations in the year ended August 31, 2022 as compared to $30,405 in net cash used in our operations in the year ended August 31, 2021. The decrease in working capital from August 31, 2021 resulted from our acquisition of the Mioxal asset which is a long-term asset and the associated current Mioxal liability, an increase in our accounts payable, accrued expenses, dividends payable, and the current portion of our lease liability. Our principal sources of liquidity are sales of equity and debt securities. We intend to raise additional capital in the next 12 months in order to continue to implement our business model. We do not have any firm commitments to raise additional working capital. As we are a small company whose stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. There is no assurance that we will be successful in obtaining funding to continue operations. In that event, we may be unable to continue as a going concern.

We may have difficulties managing our anticipated growth, or we may not grow at all.

If we succeed in growing our business, such growth could strain our management team and capital resources. Our ability to manage operations and control growth will be dependent on our ability to raise and spend capital to successfully attract, train, motivate, retain, and manage new members of senior management and other key personnel and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could impair or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of August 31, 2022 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of August 31, 2022 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our management has previously determined that we did not maintain effective internal controls over financial reporting. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Controls and Procedures”. If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Failure to comply with federal, state and foreign laws and regulations relating to data privacy and security, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to data privacy and security, data protection and consumer protection, could adversely affect our business and our financial condition.

We may receive, collect, store, process, transfer, and use personal information and other data relating to our customers, website visitors, employees, vendors’ and contractors’ employees, and other persons, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and other data that we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to data privacy and security, data protection and consumer protection are evolving and subject to potentially differing interpretations. Given the uncertainty and complexity of the regulatory framework for data privacy and security, data protection and consumer protection worldwide, there is the potential that these or other actual or alleged obligations may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may be interpreted and applied in such a way as to conflict with our other legal obligations or practices. In addition, we are also subject to certain contractual obligations to third parties related to data privacy and security and data protection. As a result, while we strive to comply with applicable laws and regulations, our applicable policies and contractual obligations, and all other applicable legal obligations relating to data privacy and security, data protection and consumer protection to the extent possible, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We are dependent on our key personnel.

Our success depends in a large part on our key executives. The loss or absence of their services could have a material adverse effect on us. We will need to fill positions such as Chief Financial Officer, Chief Science Officer and possibly others. Our ability to execute the Company’s strategic goals will depend in large part on the efforts of these individuals. We may face competition for qualified personnel, and we may not be able to attract and retain such personnel.

Risks Related to Regulation of Our Business and Products

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s safety-benefit ratio for its proposed indication is acceptable;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;
•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application, or NDA, in the United States or elsewhere;
•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We are heavily dependent on the success of our product candidates, which are in the pre-clinical stage of development. We cannot give any assurance that any of our product candidates will proceed to clinical development or that they will receive regulatory approval, which is necessary before they can be commercialized.

We as a company have not submitted marketing applications to the FDA or comparable foreign regulatory authorities. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval or what regulatory pathway the regulatory authorities shall designate for our product candidates. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union, Japan, Australia and other foreign countries. To obtain regulatory approvals we must comply with the numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations would be negatively affected.

The Company previously sold products infused with CBD, and the negative publicity from previously being involved in the hemp and CBD space could have a material adverse effect on our business, financial condition, and results of operations.

The Company was previously involved in the sale of a health water infused with CBD. However, the Company has since ceased the sale of this product and has fully transitioned into a pharmaceutical, small molecule, research and development company, involved in the development of fully synthetic prodrugs without connection to botanical sourcing. The Company’s use of these synthetic prodrugs, which do not contain any botanical sourcing of cannabis, hemp or CBD, may still result in confusion given the Company’s previous business selling health water infused with CBD. Any negative publicity resulting from an incorrect perception that we operate in the cannabis space could result in a loss of current or future business. It could also adversely affect the public’s perception of us or our common stock and lead to reluctance by new parties to do business with or invest in us. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or impacts to business relationships could have a material adverse effect on our business, financial condition, and results of operations.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of pre-clinical studies and early clinical studies, if any are commenced, of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 1, Phase 2, Phase 3 (if any) or other clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	imposition of a clinical hold by regulatory agencies, after review of an IND, application, or equivalent application, or an inspection of our clinical study operations or study sites;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon product candidate development programs; and
•	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. We may also be required to conduct additional safety, efficacy and comparability studies before we will be allowed to start clinical studies with our repurposed drugs. Clinical study delays could also shorten any periods during which our product candidates have patent protection and may allow our competitors to bring product candidates to market before we do, which could impair our ability to obtain orphan exclusivity and successfully commercialize our product candidates and may harm our business and results of operations.

Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition.

In the United States, psychedelics such as psilocin and ibogaine, are generally listed by the DEA as a Schedule I substance under the CSA. The Company is developing a prodrug of psilocin and an analog of ibogaine, entitled 18-methylaminocoronaridine, which might be considered as a Schedule I substance under the Federal Analog Act. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II substances are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II substances is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocin as a Schedule I controlled substance. For any product containing psilocin to be available for commercial marketing in the United States, psilocin must be rescheduled, or the product itself must be scheduled by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocin is a Schedule I controlled substance, products approved by the FDA for medical use in the United States that contain psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If one of our product candidates receives FDA approval, we anticipate that the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

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

 Risks Related to the Inflation Reduction Act

The recently-passed Inflation Reduction Act may impact, either positively or negatively, our future strategies and results of operations as it pertains to our planned product offerings.

Passed by the 117th United States Congress and signed into law by President Joe Biden on August 16, 2022, the Inflation Reduction Act of 2022 is landmark legislation which may significantly impact the pharmaceutical industry. The health care provisions contain significant changes to prescription drug pricing that could have far-reaching, rippling effects on the health care industry and its stakeholders. The Company has not had adequate time to fully evaluate this complex legislation. In recent months, publicly available information published on the internet by many reliable sources can be obtained for credible information, The Company cannot at this time determine the potential effects this legislation may have on its future operations.

Risks Related to an Investment in Our Common Stock

There is currently a limited public market for our common stock, a trading market for our common stock may never develop, and our common stock prices may be volatile and could decline substantially.

Our shares are currently traded on the over-the-counter market, with quotations entered for our common stock on the OTCQB under the symbol “IVBT.” However, the volume of trading in our common stock is currently limited. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Therefore, an active, liquid, and orderly trading market for our common stock may not initially develop or be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your common stock. Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Because our common stock is a penny stock, stockholders may be further limited in their ability to sell their shares.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our shares constitute a penny stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are expected to remain classified as a penny stock for the foreseeable future. Classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-2 through 15g-9 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections.

We are quoted on the OTCQB marketplace and are not subject to the rules of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance designed to enhance the integrity of corporate management. The requirements of the OTCQB afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, regardless of whether such compliance is required, our stockholders will have fewer protections such as those related to director independence, stockholder approval rights and governance measures designed to provide board oversight of management.

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

•	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;
•	Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and
•	Reduced disclosure obligations for our annual and quarterly reports, proxy statements and registration statements.

We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million plus we have any public common equity float or public float of more than $700 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

We do not expect to pay any cash dividends to the holders of the common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.

We expect to use cash flow from future operations to repay debt and support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Subject to such restrictions, our board of directors will determine the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our common stock for an extended period of time, if at all.

Future sales of our common stock, or the perception that such sales may occur, may depress our share price, and any additional capital through the sale of equity or convertible securities may dilute your ownership in us.

We may in the future issue our previously authorized and unissued securities. We are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of blank check preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock. The registration rights of certain stockholders and the sales of substantial amounts of our common stock following the effectiveness of the registration statement of which this prospectus is a part or other effective registration statements of the Company, or the perception that these sales may occur, could cause the market price of our common stock to decline and impair our ability to raise capital. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.

We may grant additional registration rights in connection with any future issuance of our capital stock.

In April 2021, the Company entered into an Exchange Agreement pursuant to which we agreed to issue 2,694,514 shares of our newly designated Series B Convertible Preferred Stock (“Series B Preferred”) in exchange for (i) 8,480,000 shares of our Series A Convertible Preferred Stock, (ii) outstanding common stock purchase warrants, and (iii) all principal and accrued interest due under outstanding convertible promissory notes.

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

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the value of the common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as a public reporting company, will be costly because external third-party consultant(s), attorneys, or other firms may have to assist us in following the applicable rules and regulations for each filing on behalf of the Company.

We currently do not have an internal audit group, and we may eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting.

Moreover, if we are not able to comply with the requirements or regulations as a public reporting company in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our current business address is 40 Wall Street Suite 2701, New York, NY 10005. We rent these facilities on a month-to-month basis for a monthly rental of approximately $20,000.

ITEM 3. LEGAL PROCEEDINGS

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. With the exception of the following, as of the date of this report, there are no pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

On September 30, 2022, a party identified as New You Inc. filed a complaint with the District Court of Clark County, Nevada against Innovation 1 Biotech, Inc, ST Biosciences LTD, Jeffrey Kraws and Jason Frankovich. The complaint alleges that during Mr. Frankovich’s service to New You Inc. as Chairman of the Board of Directors, concurrent with Mr. Frankovich’s and Mr. Kraws’s services as executives of ST Biosciences LTD, Mr. Frankovich converted funds away from New You Inc. to satisfy obligations of ST Biosciences LTD and/or Innovation1 and/or to enrich Frankovich and Kraws. The amount of the claim is a total of $249,020 plus damages in excess of $30,000 and includes a claim for legal fees. The Company’s legal firm has evaluated the claims of the complaint and together with Innovation1 management believes the claims to be without merit. The Company intends to defend against the complaint and believes any potential liability to be $0.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Tier of the OTC Markets Group, Inc. under the stock symbol “IVBT.” On August 31, 2022, the last reported sale price of our common stock on the OTCQB was $0.154 per share. As of August 31, 2022, there were 131 holders of record of our common stock.

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

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this annual report on Form 10-K.

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

Innovation1 Biotech Inc. (“IVBT”) believes it will be among the first companies to harness the raw power of botanical therapeutics by transforming them into fully synthetic drugs that are safely, reliably and consistently delivered. There are two fundamental limitations in exploiting botanical Schedule 1 molecules:

1.	Large and unpredictable pharmacokinetic excursions, both high and low, that make the drug potentially dangerous or ineffective
2.	Insolubility in water that curtails bioavailability across mucosal membranes

To address these limitations, ST Biosciences, Ltd. engaged with Salzman Group, and Innovation1 later assumed the contractual obligations subsequent to the Asset Purchase Agreement completed on November 9, 2021 in order to gain access to a broader portfolio of intellectual property. According to Dr. Andrew Salzman, the Salzman Group, has pioneered the design and development of novel small molecules in the fields of cancer, heart disease, lung injury, intermediary metabolism and ophthalmology. The firm is currently regarded as a world leader in the design and optimization of rare cannabinoids.

IVBT has acquired five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid and tree bark derived psychedelic for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory pediatric epilepsy, hypertrophic scarring from burn wound injury and ocular inflammation of the cornea and anterior uvea. IVBT’s drug portfolio uniquely positions IVBT to capitalize on the growing global demand for pharmaceutical Schedule 1 drugs.

Going Concern and Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net operating loss of $40,877,813 for the fiscal year ended August 31, 2022. The Company has working capital deficit of $29,525,460 and an accumulated deficit of $44,551,043 as of August 31, 2022. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COVID-19

In December 2019, a novel strain of COVID-19 was reported in China. Subsequently, the COVID-19 spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. While the threat of continued or resurgent lockdowns or containment efforts have abated, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to additional outbreaks of COVID-19.

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Overview. We had revenues of $0 and $3,080 for the years ended August 31, 2022 and 2021, respectively. We incurred a net income (loss) of ($40,690,155) and $1,039,932 for the years ended August 31, 2022 and 2021, respectively. The decrease in net income is attributable to the factors discussed below.

Revenues. We had revenues from operations of $0 and $3,080 for the years ended August 31, 2022 and 2021, respectively. Our revenues for the year ended August 31, 2021 consisted primarily of our retail line of health water infused with probiotics and minerals and the sale of one liter of T-free distillate. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had gross margins of $0 and $1,659 from our operations for the years ended August 31, 2022 and 2021, respectively.

Expenses. Our operating expenses were $40,877,813 and $260,100 for the years ended August 31, 2022 and 2021, respectively. The increase was primarily attributable to increased impairment expense of $35,780,148 of the Mioxal intangible assets, as well as increases of $4,237 in advertising, $324,658 in consulting fees, $125,518 in general and administrative expenses, $359,978 in professional fees, $201,165 in research and development, $1,259,519 in salaries, and $2,546,362 in depreciation and amortization expenses.

Other (Income) Expense. Our total other (income) expense was ($152,080) and ($1,298,373) for the years ended August 31, 2022 and 2021, respectively. The decrease in other expenses was attributable to a decrease of $99,910 in interest expense, a decrease of $41,929 in interest income, a decrease $1,454,480 in gain on change in fair value of a derivative liability, a decrease of $8,349 in other income, and an increase of $143,956 in gain on extinguishment of debt.

Liquidity and Capital Resources

For the year ended August 31, 2022, we used net cash of $3,127,852 for operating activities, primarily attributable to our aforementioned operating expenses. We used $853,138 in investing activities primarily attributable to our purchase the Mioxal asset. For the year ended August 31, 2022, we were provided $4,000,000 from financing activities for proceeds from our series B-1 preferred stock purchase agreements. We will require additional working capital to continue.

Assets

We had total assets of $43,963,413 as of August 31, 2022, which consisted of $156,486 cash, other receivable of $56,421, prepaid expenses of $74,049, equipment of $2,615 (net of accumulated depreciation), trademarks of $1,680, intangibles of $42,980,076, ROU asset of $482,086 and security deposits of $210,000 ($150,000 paid to Herring Creek Pharmaceuticals and $60,000 as part of a lease agreement).

Liabilities

We had total liabilities of $41,110,839 as of August 31, 2022 consisting of accounts payable and accrued expenses of $265,415, lease liability of $497,626, note payable of $10,000, dividends payable of $837,798, and the Mioxal liability of $39,500,000.

Cash Requirements

At August 31, 2022, we had a cash balance of $156,486. Such cash amount of $156,486 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

Departure of Directors or Certain Officers; Election of Directors

On September 9, 2022, the Board of Directors of Innovation1 Biotech Inc. appointed Frederick E. Pierce, II as a member of the Board. On December 6, 2022, Mr. Pierce was appointed Chairman of the Board, President and Interim Acting Chief Executive Officer.

On December 6, 2022, Jeffrey Kraws resigned as the Company’s Chief Executive Officer. He remains a member of the Board.

On October 19, 2022, Dr. Andrew Salzman resigned from the Board. On November 10, 2022, Dr. Salzman resigned as Chief Science Officer of the Company.

On December 5, 2022, the Board appointed Charles W. Allen and Dr. Shahin Gharakhanian as members of the Board. On December 6, 2022, Mr. Allen was appointed Treasurer and Secretary, replacing Jamie Lynn Coulter as Secretary.

Completion of Acquisition or Disposition of Assets

On November 7, 2022, Innovation1 Biotech Inc completed the disposition of all of the assets, including intellectual property assets and associated debt, relating to Mioxal® to Ingenius Biotech S.L. The disposition was completed pursuant to the terms of certain Agreements Relating to the Transfer of the Mioxal Product, dated as of November 7, 2022.

As part of the disposition, certain shareholders of the Company transferred an aggregate of 350,000 shares of the Company’s currently outstanding common stock, par value $0.001 per share, to Ingenius and Ingenius agreed to pay the Company (i) $100,000 upon the first to occur of Ingenius’ first sale or commercialization of the Mioxal product or Ingenius’ sale, license, transfer or other disposition of the Mioxal Product to a third party, and (ii) a 5% royalty on worldwide net sales of the Mioxal product by Ingenius or a third party commencing on the date of the first sale of Mioxal products and ending on the 18-month anniversary of the last to expire of any patent covering the Mioxal products. Additionally, Ingenius agreed to release the Company from all of its liabilities and obligations relating to the Mioxal products and indemnify the Company from all claims relating to the Mioxal Product following the date of the Disposition.

Amendments to Articles of Incorporation or Bylaws

On November 18, 2022, the Board of Directors of the Company (“Board”) approved and adopted a second amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), effective as of such date. The amendments set forth in the Amended and Restated Bylaws include among other things, (1) revisions to the procedures for calling special meetings, allowing for special meetings to be called by the President, Chief Executive Officer, Company shareholders entitled to cast not less than a majority in interest of the number of shares entitled to be cast a meeting, and a majority of the Board, compared to the previous Bylaws of the Company (“Bylaws”) which only allowed for a special meeting to be called by the Board, (2) revisions to the provision for the election of directors by stockholders, which now provides that the directors shall be elected by a plurality of the votes cast, compared to the previous Bylaws which provided that the directors were to be elected by affirmative vote of a majority of the directors, (3) revisions to the provision calling for the frequency of board meetings, now providing that Board meetings are to be held no less than quarterly, compared to the previous Bylaws which provided that the meetings of the Board were to be held at such time and place as the Board shall fix.

The amendments set forth in the Amended and Restated Bylaws also include additional provisions, which were not contemplated in the previous Bylaws, these amendments include among other things, (1) the inclusion of an additional provision which provides that shareholder behavior which demonstrates a lack of due care for regulatory agencies, may cause the ownership and title of shares to be clouded, and shall prevent such shareholder from voting such shares at a meeting, until a court or administrative agency approves in writing the shareholders authority to vote, (2) the inclusion of an additional provision which provides that the Board members shall hold office for a period of 2 years or until their successors are duly elected and qualified or until their removal or resignation, (3) the inclusion of an additional provision which provides that officers of the Company may be removed by the Board by a vote of a majority of the entire number of directors then in office, (4) the inclusion of an additional provision which provides that each member of the Board acknowledges that they have fiduciary duties on behalf of the Company and may receive confidential information regarding the Company, and the executive officers or Board may limit or restrict the confidential information provided to the Board in order to protect sensitive or competitive information, (5) the inclusion of an additional section (Section 6) which provides for the indemnification of officers and directors in the event of a proceeding and allows for advancements to be made to such directors and officers, and (6) certain other language and conforming changes and other technical edits and updates.

These actions were taken pursuant to NRS 78.120 and in accordance with Article IX of the Company’s prior bylaws.

Entry into a Material Definitive Agreement

Subsequent to the year ended August 31, 2022, the Company has entered into a private placement to receive net cash proceeds up to $300,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

OFF-BALANCE SHEET ARRANGEMENTS

Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS

INNOVATION1 BIOTECH INC.

Financial Statements

August 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Innovation1 Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovation1 Biotech, Inc. (“the Company”) as of August 31, 2022 and 2021, and the related statements of operations, statements of stockholders’ equity (deficit), and statements of cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net operating loss, working capital deficit, and an accumulated deficit as of yearend. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company acquired and held significant intangible assets for which potential impairment of the assets was required to be considered by the Company. Given the lack of activity surrounding these intangible assets, the material nature of the related accounts, and the degree of judgment and subjectivity in evaluating management’s estimates and assumptions included in its impairment analysis, we assessed valuation and allocation of the impairment of intangible assets as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s impairment of intangible assets included the following, among others:

•	Obtaining the Company’s impairment analysis and reviewing for any clerical or computational errors.

•

Identifying the primary inputs and assumptions utilized by the Company in its analysis and comparing to supporting documentation included in third-party specialist’s report and executed agreements in which the assets were disposed.

•

Performing inquiries with the preparer of the specialist’s report and gaining an understanding of the process and considerations underlying their report, as well as the applicability of the report to the intangible assets held by the Company.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017. Our PCAOB ID is #5525. Spokane, Washington
December 14, 2022

Innovation1 Biotech Inc.
Balance Sheets

	August 31, 2022	August 31, 2021
ASSETS
Current assets:
Cash	$156,486	$137,476
Accounts receivable	56,421	-
Inventory	-	17,000
Prepaid expenses	74,049	14,000
Total current assets	286,956	168,476

Other assets
Equity investment, net of discount	-	11,132
Equipment, net	2,615	598
Trademarks	1,680	1,680
Intangibles	42,980,076	-
ROU Asset	482,086	-
Security Deposit	210,000	-
Total other assets	43,676,457	13,410
Total Assets	$43,963,413	$181,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,880	$41,874
Accrued expenses	156,535	2,056
Mioxal liability, current portion	28,500,000	-
Related party payable	-	64,600
Lease Liability, current portion	199,203	-
Note payable, current portion	10,000	160,000
Dividends payable	837,798	138,195
Total current liabilities	29,812,416	406,725

Long term liabilities:
Lease liability	298,423	-
Mioxal liability	11,000,000	-
Total long term liabilities	11,298,423	-
Total liabilities	41,110,839	406,725

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Common stock to be issued	-	-

Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized; -0- issued and outstanding as of August 31, 2022 and August 31, 2021	-	-

Preferred stock Series B, $0.001 par value; 2,695,514 shares authorized; 2,694,514 and 2,694,514 issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	2,695	2,695

Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized; 5,389,028 and 0 issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	5,389	-

Common stock, $0.001 par value; 200,000,000 shares authorized; 20,020,239 and 188,616 shares issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	20,020	188
Additional paid in capital	47,375,512	2,745,906
Accumulated deficit	(44,551,043)	(2,973,628)
Total stockholders' equity (deficiency)	2,852,574	(224,839)

Total Liabilities and Stockholders' equity	$43,963,413	$181,886

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective January 2021

Innovation1 Biotech Inc.
Statements of Operations

	August 31, 2022	August 31, 2021
Revenue	$-	$3,080
Cost of Revenue	-	1,421
Gross margin	-	1,659

Operating expenses:
Advertising	4,914	677
Consulting fees	398,033	73,375
General and administrative	362,359	49,184
Professional fees	477,392	117,414
Research and development	201,165	-
Salaries	1,259,519	-
Impairment expense	35,780,148	19,450
Depreciation and amortization expense	2,546,362	-
Total operating expenses	41,029,893	260,100

Net operating income (loss)	(41,029,893)	(258,441)

Other (income) expense:
Interest expense	5,514	105,424
Interest income	(13,638)	(55,567)
Gain on change in fair value of derivative liability	-	(1,454,480)
Interest accretion on convertible notes payable	-	114,599
Gain on extinguishment of debt	(143,956)	-
Other (income) expense	-	(8,349)
Total Other (income) expense	(152,080)	(1,298,373)

Net income (loss)	(40,877,813)	1,039,932

Preferred Dividends	(699,602)	-
Net income (loss) available to common shareholders	$(41,577,415)	$1,039,932

Basic income (loss) per share	$(2.73)	$5.53

Weighted average number of common
shares outstanding - basic	15,225,781	188,094

                  The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split which was effective in January 2021

Innovation1 Biotech Inc.
Statements of Stockholders' Equity (Deficit)

	Preferred Stock -		Preferred Stock -		Preferred Stock -		Common		Additional		Total Stockholders'
	Series A		Series B		Series B1		Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at August 31, 2021	-	$-	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	-	-	5,389,028	5,389	-	-	3,994,611	-	4,000,000
Common Stock issued for asset purchase	-	-	-	-	-	-	19,831,623	19,832	40,634,995	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(3,350,368)	$44,053,248
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended February 28, 2022	-	-	-	-	-	-	-	-	-	(1,779,054)	(1,779,054)
Balance at February 28, 2022	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(5,316,993)	$42,086,623
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended March 31, 2022	-	-	-	-	-	-	-	-	-	(1,609,876)	(1,609,876)
Balance at May 31, 2022	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(7,114,440)	$40,289,176
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(187,572)	(187,572)
Net loss, period ended August 31, 2022	-	-	-	-	-	-	-	-	-	(37,249,031)	(37,249,031)
Balance at August 31, 2022	-	$-	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(44,551,042)	$2,852,574

Balance at August 30, 2020	8,480,000	$8,480	-	$-	-	$-	187,194	$187	$1,157,253	$(3,843,927)	$(2,678,007)
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended November 30, 2020	-	-	-	-	-	-	-	-	-	(237,268)	(237,268)
Balance at November 30, 2020	8,480,000	$8,480	-	$-	-	$-	187,194	$187	$1,157,253	$(4,093,770)	$(2,927,850)
Adjustment for reverse split	-	-	-	-	-	-	1,422	1	(1)	-	-
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(12,575)	(12,575)
Net loss, period ended February 28, 2021	-	-	-	-	-	-	-	-	-	557,950	557,950
Balance at February 28, 2021	8,480,000	$8,480	-	$-	-	$-	188,616	$188	$1,157,252	$(3,548,395)	$(2,382,475)
Exchange agreement	(8,480,000)	(8,480)	2,694,514	2,695	-	-	-	-	1,588,654	-	1,582,869
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(38,649)	(38,649)
Net loss, period ended May 31, 2021	-	-	-	-	-	-	-	-	-	796,156	796,156
Balance at May 31, 2021	-	$-	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,790,888)	$(42,099)
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	-	(105,834)	(105,834)
Net loss, period ended August 31, 2021	-	-	-	-	-	-	-	-	-	(873,062)	(873,062)
Balance at August 31, 2021	-	$-	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,973,628)	$(224,839)

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

Innovation1 Biotech Inc.
Statements of Cash Flows

	August 31, 2022	August 31, 2021

Cash flows from operating activities:
Net income (loss)	$(40,877,813)	$1,039,932
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	523	1,414
(Gain) Loss on change in fair value of derivative liability	-	(1,454,480)
Interest accretion	-	114,599
Amortization of ROU Asset	137,739	-
Amortization of Mioxal Asset	2,408,100	-
Impairment expense	35,780,148	19,450
Gain on extinguishment of debt	(143,956)	-
Realized income on investment	-	(8,349)
Changes in operating assets and liabilities:
Other Receivable	(56,421)	-
Inventory	-	1,000
Prepaid expenses	(270,049)	(55)
Notes receivable	-	132,852
Accounts payable and accrued liabilities	(41,523)	132,101
Related party payable	(64,600)	(8,869)
Net cash provided by (used in) operating activities	(3,127,852)	(30,405)

Cash flows from investing activities:
Purchase of equipment	(3,138)	-
Cash paid for asset purchase	(850,000)	-
Net cash used in investing activities	(853,138)	-

Cash flows from financing activities
Proceeds form series B-1 preferred stock purchase agreements	4,000,000	-
Proceeds from notes payable	-	150,000
Net cash provided by financing activities	4,000,000	150,000

Net increase (decrease) in cash	19,010	119,595
Cash - beginning of the period	137,476	17,881
Cash - end of the period	$156,486	$137,476

Supplemental disclosures:
Interest paid	$37,802	$-
Income taxes	$-	$-
Non-cash investing and financing transactions:
Right of use asset and lease liability	619,825	-
Payables settled with intangible assets	117,000	-
Preferred stock dividends accrued	$699,602	$169,633
Common Stock issued for asset purchase	$40,654,827	$-

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-308 reverse stock split, which was effective in January 2021.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovation1 Biotech Inc. (the “Company”) was formed under the laws of the state of Nevada in 2014, under the name of My Cloudz, Inc. Gardiron BioNutriens completed a reverse merger with My Cloudz Inc, in October 2017 and the Company then changed its name to Gridiron BioNutrients, Inc. Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron BioNutrients, Inc. (trading symbol GVMP) to Innovation1 Biotech Inc. (trading symbol IVBT).

The Company is currently developing products using five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment of post-traumatic stress disorder and depression, a novel cannabinoid and tree bark derived psychedelic for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory pediatric epilepsy, hypertrophic scarring and ocular inflammation.

The Company has elected an August 31st year end.

On December 22, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, as amended, which were effective on January 8, 2021 (the “Effective Date”), which effected a three hundred eight for one (308:1) reverse stock split of its outstanding common stock.

Change in Control

On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Interim Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act. See Note 12 Subsequent Events.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net operating loss of $40,877,813 for the fiscal year ended August 31, 2022. The Company has working capital deficit of $29,525,460 and an accumulated deficit of $44,551,043 as of August 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the issuance of this financial statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

Reclassifications

Certain prior year amounts may have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of August 31, 2022 and August 31, 2021.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at August 31, 2022 and August 31, 2021.

Principals of Consolidation

The consolidated financial statements represent the results of Innovation1 Biotech Inc., its prior wholly owned subsidiary, Gridiron Ventures – dissolved in April 2022, and the assets, processes, and results therefrom. All intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America.

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $17,000 and $19,450 of obsolete inventory or inventory below market value for the for the years ended August 31, 2022 and 2021, respectively.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

A summary of the Company’s inventory as of August 31, 2022 and 2021 are as follows:

Type	August 31, 2022	August 31, 2021
Raw Materials	$-	$-
T-free Distillate	-	17,000
Total Inventory	$-	$17,000

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations. Depreciation expense was $523 and $1,414 for the years ended August 31, 2022 and 2021, respectively.

Intangible Assets

The Company accounts for intangible assets as prescribed in ASC 350 Intangibles – Goodwill and Other, Including its evaluation for impairment on a periodic basis. The acquisition of the Mioxal intangible assets from ST Biosciences as described in Note 3 Acquisition were recorded at the acquisition cost, with the assumed debt recorded at its face value. The Company performed an evaluation of impairment at August 31, 2022, and recorded an impairment expense commensurate with the net present value of expected future cash flows, as informed by the sale of the Mioxal intangible assets and debt at November 7, 2022.

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

The Series B and Series B1 Convertible Preferred shares would convert to 8,083,542 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at August 31, 2022. The Series B Convertible Preferred shares would convert to 2,694,514 shares of the Company’s common stock in addition to the 188,616 outstanding shares at August 31, 2021. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the years ended August 31, 2022 and 2021.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features on convertible debt, are classified as derivative liabilities due to protection provisions within the agreements. Convertible notes payable are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period. The preferred stock warrants are initially recorded at fair value using the Black Scholes model and subsequently adjusted to fair value at the close of each reporting period. The Company accounts for derivative instruments and debt instruments in accordance with the interpretive guidance of ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions is measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

There was no stock-based compensation during years ended August 31, 2022 and 2021.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the guidance as of the beginning of its annual fiscal year at September 1, 2021. Implementation of this ASU had no material impact on the consolidated financial statements.

As of August 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Other Receivable

During the year ended August 31, 2022, the Company discovered duplicate withdrawals from its payroll processing company and has recorded a receivable on its condensed consolidated balance sheet at August 31, 2022. There were $56,421 and $0 outstanding other receivable as of August 31, 2022 and August 31, 2021, respectively.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of August 31, 2022 and 2021, the Company had trademarks totaling $1,680.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

NOTE 3 – ASSET ACQUISITION

On October 27, 2021, the Company entered into an asset acquisition agreement with ST Biosciences, Ltd., a company organized under the laws of England and Wales (“STB”), of certain Transferred Assets, consisting substantially of their intellectual property relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals. The Company acquired certain intellectual property and patent rights, and no tangible assets, assumed certain liabilities related to the acquisition of Mioxal by STB, as discussed below, and some outstanding employee payments. The acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 9, 2021. As consideration for the acquisition, the Company paid $350,000 in cash to Ingenius, paid cash of $500,000 to STB and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis, for an aggregate purchase price of $41,504,827, resulting in a change in control of the Company. The shares were issued in December 2021.

At acquisition the assets and liabilities assumed were recorded at the fair values as follows:

Mioxal®	$81,249,827
Other intangible assets	178,000
Less liabilities assumed:
Mioxal® liability assumed	(39,500,000)
Other liabilities assumed	(423,000)
Net value acquired in asset acquisition	$41,504,827

During the year ended August 31, 2022, additional intangibles of $28,773 were added related to the asset acquisition for payments made subsequent to the acquisition date.

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. The first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and a $3,500,000 payment was due within thirty business days following the occurrence of the milestone event. The milestone, a signed sales agreement with a third party to distribute Mioxal throughout Europe, was not reached and therefore the requirement for the milestone payment was forfeited and will never be owed. In addition, $15,000,000 will be paid through the issuance of the Company’s common stock in three tranches beginning twelve months from execution of agreement with STB on September 10, 2021, as follows:

•	On September 10, 2022 - $4,000,000, not issued as of the date of this filing
•	On September 10, 2023 - $5,000,000
•	On September 10, 2024 - $6,000,000
•	Total stock to be issued - $15,000,000

The remaining balance is to be paid on an earn-out basis whereunder Ingenius will earn an 8% royalty on all sales generated by Mioxal® until the balance is satisfied.

On January 13, 2022, the Company entered into Amendment No. 1 to Purchase Agreement with Ingenius Biotech S.L. to modify the terms of the agreement dated September 10, 2021. Under the amended agreement, the first installment of $1,500,000 is now due on June 30, 2022, with an additional extension of the due date to August 30, 2022 (not paid), and the second installment is now due on December 31, 2022.

The Mioxal® asset has a 24-year life and will be tested for impairment on an annual basis. During the three and twelve months ended August 31, 2022, amortization of $846,494 and $2,539,483 was expensed. The other intangible assets for $178,000 have a 21-year life. During the three and twelve months ended August 31, 2022, amortization of $2,119 and $6,357 was expensed. During the twelve months ended August 31, 2022, additional intangibles were added related to the asset acquisition in the amount of $38,638.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

Impairment of Intangible Assets

At August 31, 2022, an asset impairment evaluation resulted in the Company recording $35,762,550 in impairment expense in the fourth quarter ended August 31, 2022, and a carrying value of $42,980,076 for the intangible assets. The company had recorded impairment expenses of $17,598 in previous quarters, to total $35,780,148 for the fiscal year. The calculation of the carrying value of the Mioxal net assets was informed by the terms of the subsequent sale of those assets on November 7, 2022, as calculated below:

Valuation at the sale of Mioxal:
Cash to be received by the Company	$100,000
FV of 350,000 shares transferred to Buyer ($0.13 per share)	(45,500)
Debt assumed/forgiven by Buyer	39,500,000
NPV of estimated future royalty cash stream	3,425,576
Total estimated value of intangible assets at 8-31-2022	42,980,076
Carrying value of intangible assets at 8-31-2022	$78,742,626
Impairment expense at 8-31-2022 on intangible assets	$(35,762,550)

The assumptions used for estimated future royalty cash stream included 1) 5% royalty on gross margin for a five-year period of estimated sales in the United States, with a two-year introductory delay in taking the product to market, 2) a similar royalty on international sales, with an additional two-year introductory delay and an increased cost of 15% for additive distribution costs, 3) an estimate of approximately 200,000 units sold in year 1 of the projected royalty stream for a total sales estimate of approximately $7,500,000, and 4) sales growth rates of 100% for each of the years 2 through 4, decreasing to 60% in year 5. Growth rate in any subsequent year would be expected to drop off significantly or to 0%, however, those possible future years are not included in the project revenues, costs or gross merging. The projections of foundational sales volumes, revenues and costs were performed by industry experts in January 2022 as part of an independent product evaluation. As with all projections, Management cannot assure that the estimated amounts will be actualized.

Subsequent to the end of the period, the Company completed the disposition of all of the Mioxal intellectual property and intangible assets and related debt. See Note 12 Subsequent Events.

NOTE 4 – EQUITY INVESTMENT

On April 27, 2020, under the Libertas Participation Agreement, the Company received 45,053 Warrants of QSI Holding Company, a private company, (“QSI” and “QSI Warrants”) to purchase common stock priced at $3.111 per share for common stock par value $0.00001 expiring the 7th anniversary after the issue date. Upon issuance, the Company valued the warrants using the Black Scholes model yielding a total value of $58,443. The Company used the following assumptions upon measurement: QSI Holding Company value per common share of $3.4520, a life of 7 years, an exercise price of $3.111, a risk-free rate of 0.56% and volatility of 32%. In addition, the Company recorded a discount of $58,443 and will record income over the 7-year life of the warrants. On November 8, 2021, the Company entered into a Warrant Assignment Agreement to assign the QSI Warrants to Calvary Fund 1 LP (“Calvary”). In consideration of the assignment of the Warrant, Calvary forgave the principal and interest owed by the Company under the Calvary $150,000 promissory note dated August 30, 2021. The warrants are recorded as an equity investment in the accompanying consolidated balance sheets for $0 and $11,132 at August 31, 2022 and August 31, 2021, respectively. The Company recorded other income of $0 and $8,349 for the twelve months ended August 31, 2022 and 2021, respectively, in the accompanying condensed consolidated statement of operations.

NOTE 5 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,482 and $11,982 at August 31, 2022 and 2021, respectively. The Company is in default with the repayment terms of the note. Interest of $2,482 and $1,982 was accrued for the years ended August 31, 2022 and 2021, respectively.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

The unpaid balance including accrued interest was $0 and $150,074 at August 31, 2022 and August 31, 2021, respectively.

Convertible Notes Payable

On April 27, 2020, the Company signed a convertible promissory note with an investor. The $259,615 note was issued with an original issue discount of $57,115 and bears interest at 0% per year. The Company recorded the self-amortizing convertible promissory note using the effective interest rate method to calculate the loan payable at $202,500 and accrued interest at $57,115. The note requires nine equal payments due starting June 15, 2020 for $28,846. In the event the Company fails to make the $28,846 installment payment by the 15th day of each designated month and/or fails to cure any missed installment payment within five (5) calendars days following the due date, or the Company defaults, the defaulted amount owed shall be 130% of the total outstanding balance owed by the Company. The default interest rate for missing an installment payment shall be 18% and the conversion into common stock shall be at a price of $0.02 per common stock. The note principal and interest are convertible into shares of common stock at the lower of $0.02 per share or a 35% discount to the lowest traded price of the Company’s common stock during the 10 prior trading days including the day the notice of conversion is received by the Company. The note matured on February 21, 2021. The Company made the first payment on June 15, 2020 for $28,846 and a partial payment of $10,000 on July 15, 2020. The original issue discount is amortized through the term of the note. The unpaid principal and interest balance was $0 at August 31, 2022 and 2021, respectively.

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

At August 31, 2022 and 2021, the outstanding principal balances of the convertible notes payable, net of debt discount was $0. The Company recorded interest accretion on the debt discount of $0 and $114,599 for the years ended August 31, 2022 and 2021, respectively, in the accompanying consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2022, and 2021, the Company owed $0 and $64,600, respectively to its former President and Director. The balance due is recorded as related party payable in the accompanying consolidated balance sheets.

The Company has a contract with two consulting and pharmaceutical firms owned by the Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 Asset Acquisition. The $67,000 liability was released during the period and was credited to the Mioxal intangible asset. As of August 31, 2022 and 2021, the Company owed $2,665 and $0 to these two firms and owed salary of $4,615 and $0 to Dr. Salzman.

As of August 31, 2022, the Company owed Jeffrey Kraws, the Company’s Chief Executive Officer, $17,308 in unpaid salary and $83,516 in unpaid bonuses. There were no such obligations at August 31, 2021,

As of August 31, 2022, the Company owed salary of $11,538 to Jason Frankovich, a former director. There was no such obligation at August 31, 2021.

NOTE 7 – LEASE LIABILITY

On January 1, 2022, we adopted ASC Topic 842 – Leases. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. Upon adoption, we recognized operating lease right-of-use (“ROU”) assets and corresponding lease liabilities of $619,825.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

The following table summarizes balance sheet data related to leases at August 31, 2022 and August 31, 2021:

	August 31, 2022	August 31, 2021
Assets
Operating lease right of use assets	$619,825	$-
Less accumulated depreciation	(137,739)	-
Total operating lease right of use assets	$482,086	$-

Liabilities
Operating lease liability, current	$199,203	$-
Operating lease liability, noncurrent	298,423	-
Total lease liabilities	$497,626	$-

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments of $20,000. During the year ended August 31, 2022, the Company paid $122,198 towards the lease liability and $37,802 in interest expense.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $837,798 and $138,195 of dividends payable at August 31, 2022 and August 31, 2021, respectively. The dividends have not been declared and are accrued in the accompanying condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of August 31, 2022 and 2021, respectively.

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

There were 8,083,542 and 2,694,514 shares of Series B and Series B-1 Convertible Preferred Stock issued and outstanding as of August 31, 2022 and August 31, 2021, respectively.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

As discussed in Note 3 – Asset Acquisition, on November 9, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, and assumed certain liabilities held by ST Biosciences, Ltd., a company organized under the laws of England and Wales (“STB”). As part consideration for the acquisition, the Company issued 19,831,623 shares of Common Stock valued at $40,654,827 or $2.05 per share.

There were 20,020,239 and 188,616 common shares issued and outstanding as of August 31, 2022 and 2021, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 30, 2022, a party identified as New You Inc. filed a complaint with the District Court of Clark County, Nevada against Innovation 1 Biotech, Inc, ST Biosciences LTD, Jeffrey Kraws and Jason Frankovich. The complaint alleges that during Mr. Frankovich’s service to New You Inc. as Chairman of the Board of Directors, concurrent with Mr. Frankovich’s and Mr. Kraws’s services as executives of ST Biosciences LTD, Mr. Frankovich converted funds away from New You Inc. to satisfy obligations of ST Biosciences LTD and/or Innovation1 and/or to enrich Frankovich and Kraws. The amount of the claim is a total of $249,020 plus damages in excess of $30,000 and includes a claim for legal fees. The Company’s legal firm has evaluated the claims of the complaint and together with Innovation1 management believes the claims to be without merit. The Company intends to defend against the complaint and believes any potential liability to be $0.

NOTE 10 – DERIVATIVE LIABILITY

As of August 31, 2022 and August 31, 2021, the Company had no derivative liability in the accompanying condensed consolidated balance sheet, and recorded a gain on change in fair value of the derivative liability of $0  and 1,454,480 for the years ended August 31, 2022 and 2021, respectively, in the accompanying consolidated statement of operations. In addition, the Company amortized $0 and $114,599 to interest accretion during the years ended August 31, 2022 and 2021, respectively, in the accompanying consolidated statement of operations for the preferred stock warrants and derivative convertible notes payable.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended August 31, 2022 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company after its fiscal 2019 year remain open for examination.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% and state tax rate of 6.5% were as follows:

	August 31, 2022		August 31, 2021
Federal income tax expense (benefit) based on statutory rate	$(8,545,000)	21.0%	$(192,000)	21.0%
State income tax expense (benefit), based on statutory rate	(2,665,000)	6.5%	-	-%
Revision of NOL estimates and state effective tax rates	(182,000)	0.5%	-	-%
Increase in valuation allowance	11,392,000	(28.0)%	192,000	(21.0)%
Total taxes on income (loss)	$-	-%	$-	-%

Innovation1 Biotech, Inc.

Notes to the Financial Statements

The net deferred tax assets consist of the following:

	August 31, 2022	August 31, 2021
Deferred tax assets arising from:
Net operating loss carryforwards	$2,163,000	$616,000
Impairment expenses	9,845,000	0
Less: valuation allowance	(12,008,000)	(616,000)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended August 31, 2022 was an increase of $11,392,000.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of August 31, 2022, through the date which the consolidated financial statements were issued.

Departure of Directors or Certain Officers; Election of Directors

On September 9, 2022, the Board of Directors of Innovation1 Biotech Inc. appointed Frederick E. Pierce, II as a member of the Board. On December 6, 2022, Mr. Pierce was appointed Chairman of the Board, President Interim Acting Chief Executive Officer.

On December 6, 2022, Jeffrey Kraws resigned as the Company’s Chief Executive Officer. He remains a member of the Board.

On October 19, 2022, Dr. Andrew Salzman resigned from the Board. On November 10, 2022, Dr. Salzman resigned as Chief Science Officer of the Company.

On December 5, 2022, the Board appointed Charles W. Allen and Dr. Shahin Gharakhanian as members of the Board. On December 6, 2022, Mr. Allen was appointed Treasurer and Secretary, replacing Jamie Lynn Coulter as Secretary.

Completion of Acquisition or Disposition of Assets

On November 7, 2022, the Company completed the disposition of all of the assets, including intellectual property assets, relating to Mioxal® to Ingenius Biotech S.L., a corporation organized under the laws of Spain (“Ingenius”). As part of the disposition, certain shareholders of the Company transferred an aggregate of 350,000 shares of the Company’s currently outstanding common stock, to Ingenius and Ingenius agreed to pay the Company (i) $100,000 upon the first to occur of Ingenius’ first sale or commercialization of the Mioxal product or Ingenius’ sale, license, transfer or other disposition of the Mioxal product to a third party, and (ii) a 5% royalty on worldwide net sales of the Mioxal product by Ingenius or a third party commencing on the date of the first sale of Mioxal products and ending on the 18-month anniversary of the last to expire of any patent covering the Mioxal products. Additionally, Ingenius agreed to release the Company from all of its liabilities and obligations relating to the Mioxal products and indemnify the Company from all claims relating to the Mioxal product following the date of the disposition.

Amendments to Articles of Incorporation or Bylaws

On November 18, 2022, the Board of Directors of the Company (“Board”) approved and adopted a second amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), effective as of such date. The amendments set forth in the Amended and Restated Bylaws include among other things, (1) revisions to the procedures for calling special meetings, (2) revisions to the provision for the election of directors by stockholders, (3) revisions to the provision calling for the frequency of board meetings, now providing that Board meetings are to be held no less than quarterly, and (4) other amendments related to board service, conduct of board members and indemnification of officers and directors, among other things. These actions were taken pursuant to NRS 78.120 and in accordance with Article IX of the Company’s prior bylaws.

Entry into a Material Definitive Agreement

Subsequent to the year ended August 31, 2022, the Company has entered into a private placement to receive net cash proceeds up to $300,000, net of original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2022 as a result of material weaknesses in our internal control over financial reporting described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2022, management, consisting of our principal executive officer, assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is our principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Jeffrey J. Kraws, our Chief Executive Officer, and a director, who also serves as our principal financial officer, Mr. Kraws concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and (ii) inadequate segregation of duties consistent with control objectives, The aforementioned material weaknesses were identified by our Chief Executive Officer, who also serves as our principal financial officer, in connection with the review of our financial statements as of August 31, 2022.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. If we have sufficient funds and are able to hire additional personnel, we plan to implement additional oversight and monitoring procedures to our internal controls next year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Jeffrey J. Kraws	58	Former Chief Executive Officer and Director
Timothy S. Orr	51	Former Interim Chief Financial Officer, Former President, Secretary and Treasurer, and Former Director
Andrew L. Salzman, M.D.	66	Former Chief Science Officer and Former Director
Jason Frankovich	47	Former Director
Patrick R. Morris	49	Director
Frederick E. Pierce, II	61	Interim Acting Chief Executive Officer, President and Chairman
Charles W. Allen	47	Director, Treasurer and Secretary
Dr. Shahin Gharakhanian	68	Director

Jeffrey J. Kraws, Former Chief Executive Officer and Director

Jeffrey Kraws is the Former Chief Executive Officer of Innovation1 Biotech, also serving on the Company’s Board of Directors. Jeffrey’s significant strategic, operational, and financial expertise with pharmaceutical companies and in the healthcare industry has spanned over three decades, including senior executive roles and tenures at some of the most recognized public and private investment firms in the industry.

Mr. Kraws has extensive equity research and financial sector experience. He has ranked among the Top Ten Analysts for pharmaceutical stock performance for nearly 20 years and is considered one of Wall Street’s most widely followed, award-winning healthcare analysts. Among other awards, he received a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. He has held senior level research roles at firms including Ryan Beck & Co., First Union Securities, Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. He served as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. Since 2003, he has served as CEO and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Mr. Kraws is also a partner at Australian-based private equity fund Grannus Securities Pty Ltd.

In addition to his career on Wall Street, Mr. Kraws has also held multiple senior management, board-level and advisory positions amongst varied healthcare companies and practices. He currently serves as the Chairman of Avivagen Inc. (TSX:VIV). He also serves as a member of the Board of Directors of Synthetic Biologics, Inc. since 2006 and was appointed independent, non-executive Chairman of the Board in 2012. His previous industry roles include Co-President of Ra Medical Systems Inc. (NYSE: RMED) from 2016-2021 and a director for Saleen from 2013-2020. Earlier, Mr. Kraws was responsible for competitive analysis in the treasury group at Bristol-Myers-Squibb Company.

Mr. Kraws holds an M.B.A. from Cornell University and a B.S. from State University of New York — Buffalo. Subsequent to the year ended August, 31, 2022, Mr. Kraws resigned from his position of Chief Executive Officer.

Timothy S. Orr, Former President, Secretary and Treasurer, Former Interim CFO and Former Director

Timothy Orr had served as our President and a director since October 9, 2017. He also served as Secretary and Treasurer since February 28, 2018. On November 5, 2021. Mr. Orr resigned as President, Secretary and Treasurer. Mr. Orr remained as a director and agreed to serve as the Company’s Interim Chief Financial Officer for a period of at least six months following the closing of the Acquisition. On January 1, 2022, Mr. Orr resigned as Interim Chief Financial Officer effective as of January 14, 2022. On February 9, 2022, Timothy S. Orr resigned from the Board of Directors.

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

Jason Frankovich, Former Director

Jason Frankovich has served as Founder and principal executive of ST Labs, a holding company for innovative biotech companies and cannabis sector companies where he oversaw operations and business development since 2012. ST Lab’s portfolio included:

•	ST Biosciences, a Biotech company designing novel molecules in synthetic Schedule 1 space, with a focus on indications with unmet needs such as fibromyalgia, withdrawal and PTSD.

•	STB, a CBD consumer goods company which manages the full supply cycle from concept design to owning actual brick and mortars.

•	ST Therapeutics, a Biotech company with a portfolio of innovative technologies and phase 2 trials focusing on stem cells, and a library of venom and toxin novel molecules.

•

ST AgroTech, an agricultural company that focuses on new methods of vertical farming for nutrient dense vegetation. The company also has a vast portfolio of cannabis assets ranging from EUGMP facilities to patents on medicinal plant-based therapies.

From 2008 to 2013, Mr. Frankovich served as partner at Atlas Investments. Atlas was focused on project finance in the Real Estate and development sector. The Company financed ground up development projects both domestically and internationally. The projects ranged from hotels, multi family, to community development and commercial strip malls. Mr. Frankovich served on the Board of Directors until his resignation from the board on March 31, 2022.

Andrew L. Salzman, M.D., Former Chief Science Officer and Former Director

Andrew Salzman is a physician, scientist, inventor, and biomedical entrepreneur. He received his undergraduate training at Yale College and medical education at Harvard Medical School. He completed his pediatric internship and residency at Columbia University, and post-doctoral fellowships in pediatric critical care, neonatal critical care, immunology, mucosal physiology, and pediatric infectious disease at the Weizmann Institute of Science, Boston Children’s Hospital Medical Center, the Massachusetts General Hospital, and Beth Israel Hospital Medical Center.

Dr. Salzman is an internationally recognized authority on free radical and oxidant mediated tissue injury. He founded and led the Division of Critical Care Medicine at Cincinnati Children’s Hospital Medical Center. For the last 20 years he has founded and led biotechnology companies that have invented and developed novel pharmaceutical therapeutics. Among these, he has invented and developed the first PARP inhibitor (INO-1001, licensed to Genentech), the first adenosine 1 receptor agonist to enter clinical trials (trabadenoson, resulting in a NASDAQ IPO), and the first recombinant cystathionine beta synthase enzyme for classical homozygous homocystinuria (Pegtibatinase sold to Travere Therapeutics).

He has authored 175 peer-reviewed scientific publications and holds 60 patents in the fields of medicine, pharmacology, organic chemistry, and medical devices. Dr. Salzman has received continuous NIH funding since 1993, authoring 75 federal grants and receiving $160 million in federal grant and contract funding. Subsequent to the year ended August, 31, 2022, Dr. Salzman resigned from his position of Chief Science Officer and as a director.

Patrick R. Morris, Director

Patrick Morris is a New York City-based attorney with an extensive background in the financial sector. Before opening his law practice, Morris Legal, Mr. Morris began his career in finance – first at a San Francisco-based quantitative research and investment management boutique firm, then at Deutsche Bank, and finally at Natexis Banque Populaire before founding his own New York City-based investment firm and hedge fund in 2006, HAGIN Investment Management. Mr. Morris sold his investment firm in 2014 to focus on law as well as corporate restructuring and turnaround.

Mr. Morris is the lead independent director of Borealis Alaska Oil. Additionally, he serves on the advisory boards of biotech, finance, and UAV companies. He is also a member of the New York City Bar Association Aeronautics Committee, as well as a founding member of the Society for Financial Econometrics (SoFiE).

Mr. Morris obtained a BA from Syracuse University and a master’s degree from Emerson College where he was awarded a Teaching Scholarship, the highest merit-based scholarship available to post-graduate students. He also obtained a JD from New York Law School where he graduated magna cum laude and was awarded a Harlem Scholarship, the highest merit-based scholarship available to the student body.

Frederick E. Pierce, II, Interim Acting Chief Executive Officer, President and Chairman

Frederick E. Pierce was appointed Director on September 9, 2022 and Chairman of the Board, President and Interim Acting Chief Executive Officer on December 6, 2022. Mr. Pierce is the Chief Executive Officer and Co-founder of Decoy Therapeutics, Inc. founded in 2020. Decoy has corporate offices in Cambridge, MA and a lab at JLABs New York City, supported by Johnson and Johnson and BARDA’s BlueKnight™ Program, grants from one of the world’s most well-known public health foundations from Seattle, WA., institutional healthcare investors, and Federal and State Government agencies. Mr. Pierce is also an Advisor to the Canadian Consulate of Boston/Cambridge’s Healthcare and Technology Accelerator and a Board member of the Canadian Entrepreneurs of New England, where he is Chairman of the Life Sciences Leadership Council.

From 2017 through 2020, Mr. Pierce served as a Senior Advisor for Bionest Partners based in Paris and New York. The firm provides leading global pharmaceutical and biotech companies strategic advice on matters including market access, licensing valuation and strategy, reimbursement and drug pricing, as well as venture capital diligence support services.

Mr. Pierce is a serial biotech entrepreneur with over 20 years of increasing senior leadership and operating experience building successful biotech companies. This included senior management and turn-around advisory roles at several public biotech start-ups that are listed on the NASDAQ, New York Stock and Toronto Stock Exchange. At Javelin Pharmaceuticals (NYSE:JAV), he was VP of Investor Relations, while the company raised $183M, went public, got a non-opioid pain drug Dyloject™ approved globally and was bought out by Hospira, now Pfizer. After Javelin, he was recruited by SemBioSys Genetics (TSE: SBS) as President of US and International Operations, to assist in a turnaround of the Company’s biotech business. He further served as a strategic advisor to Canada-based Cangene (TSX:CNJ), sold to Emergent BioSolutions for $222M. He also was an Advisor to Spring Bank Pharmaceuticals management and served on their board of directors during and after its IPO on NASDAQ.

Mr. Pierce was a VP of Business Development and Investor Relations and became CEO Glycogenesys (NASDAQ: GLGS sold to Lajolla Pharmaceuticals), A VP of Finance and Investors relations for (NASDAQ: SAFS) SafeScience, predecessor Company of GlycoGenesys. During Mr. Pierce’s time at SafeScience, the Company up-listed to NASDAQ at a $25M valuation, raised $85M in equity capital and achieved a peak market capitalization of over $550M. He led the successful effort to partner its lead drug GCS-100 to Elan Pharmaceuticals in a strategic joint venture that included $35M in upfronts, milestones and royalty payments.

Mr. Pierce has a proven track record in attracting capital, forging transformative strategic global alliances and working with investors to create successful outcomes of public and private healthcare companies.

Charles W. Allen, Director, Treasurer and Secretary

Charles W. Allen was appointed Director on December 5, 2022. Since February 5, 2014, Mr. Allen has served as the CEO of BTCS Inc. (“BTCS”) and the Chairman of the Board of BTCS since September 11, 2014. Mr. Allen is responsible for the overall corporate strategy and direction of BTCS. From January 12, 2018 until 2019 Mr. Allen has been the CEO of Global Bit Ventures Inc. (“GBV”), which discontinued its operations in 2019. From October 10, 2017, Mr. Allen was a director of GBV. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. Prior to his work in the blockchain industry at BTCS, he worked domestically and internationally on projects in technology, media, natural resources, logistics, medical services and financial services. He has served as a Managing Director at numerous boutique investment banks focused on advising and raising capital for small and mid-size companies. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary.

Shahin Gharakhanian, Director

Dr. Shahin Gharakhanian was appointed Director on December 5, 2022. Dr. Gharakhanian is Chair, Scientific Advisory Board of Decoy Therapeutics. He is a Physician-Executive with expertise in Pharmaceutical Medicine, Leadership/Management, and an international track record: Clinical Medicine, Attending Physician, Infectious Diseases & Tropical Medicine at AP-HP Assistance Publique–Hopitux de Paris, the largest hospital system in Europe. He has worked closely with HIV discoverers 2008 Nobel Laureate, Françoise Barré-Sinoussi and HIV co-discoverer Willy Rozenbaum (Science, 1981). Dr. Gharakhanian has held industry positions, including Vice-President of Vertex Pharmaceuticals Inc., Global R&D group in Cambridge MA, Corporate Operating Council Member. He oversaw clinical and launch of four novel treatments including a “blockbuster” in chronic HCV.  In 2011, Dr. Gharakhanian founded Shahin Gharakhanian MD Consulting LLC at the CIC: Cambridge Innovation Center, an elite consulting network providing strategic/operational expertise in drug development. Collaborations globally include more than 20 companies, including Genzyme Corp. (USA), GSK/ViiV Healthcare (USA), Novartis (Switzerland/USA), and Stallergenes Greer (France/USA). Dr. Gharakhanian’s medical education has been at Paris-Sorbonne University with two decades at Harvard Medical School Programs. His academic or industry work has been comprised of Bacterial disease (ds), Clostridium Difficile, Microbiomes, Tuberculosis, Viral ds: HIV, HBV, HCV, RSV, and Parasitic ds: Malaria.

TERM OF OFFICE

As defined in the amendment to the Company’s Bylaws on November 18, 2022, all directors hold office for a period of 2 years or until their successors are duly elected and qualified or until their removal or resignation.

DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2022, our board of directors was composed of three members, of which two members did not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no current plans to list on the NASDAQ Global Market or other national securities exchange). In addition, our board of directors has not made a subjective determination as to our directors that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our directors and us with regard to our directors’ business and personal activities and relationships as they may relate to us and our management.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert serving on an audit committee. In the future, the Company may seek to retain an audit committee financial expert provided the Company has the resources to accomplish this task.

COMPENSATION COMMITTEE

The Company currently does not have a standing compensation committee or committee performing similar functions. The Board currently performs the functions normally undertaken by these committees. Provided the Company can secure adequate resources and personnel, in the future the board may nominate a compensation committee. The Company had employment agreements with Mr. Kraws and Dr. Salzman at August 31, 2022, both of whom resigned their employment arrangements subsequent to the close of the fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2022, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Timothy Orr	2021	-	-	-	-	-	-	73,000	73,000
Former Chief Executive Officer and Former Interim Chief Financial Officer	2022	-	-	-	-	-	-	108,000	108,000

Jeffrey Kraws	2021	-	-	-	-		-	-	-
Former Chief Executive Officer	2022	312,981	194,250	-	-	-	-	-	507,231

Andrew Salzman	2021	-	-	-	-	-	-	-	-
Former Chief Science Officer	2022	91,538	-	-	-	-	-	131,500	223,038

Option Grants

There are no unexercised stock options, stock that has not vested and incentive plan awards for our named executive officers outstanding as of August 31, 2022 and 2021, respectively.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2022.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2022.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2022, and through the date of filing of this Annual Report on Form 10-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2022, our director(s) have not received compensation for serving on the board. We plan to provide an industry standard renumeration package for our board members.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)		Total ($)

Jeffrey J. Kraws	0	0	0	0	0	0	(1)	0	(1)
Jason Frankovich	0	0	0	0	0	344,666	(2)	344,666
Patrick R. Morris	0	0	0	0	0	0		0
Andrew L. Salzman	0	0	0	0	0	131,500	(1)	131,500	(1)

___________

(1)	Excludes Executive Compensation
(2)	Compensation for services as an employee of the Company, not as Director

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

Name and address	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares (1)
5% or greater owners Director and executive officers
Timothy S. Orr (2) 1522 East Sweet Circus Drive Queen Creek, AZ 85140	86,699	*
Jeffrey J. Kraws (3) 40 Wall Street Suite 2701 New York, NY 10005	1,289,055	6.4%
Jason Frankovich (4) 51 Cedar Terrace Staten Island, NY 10304	13,452,785	67.2%
Andrew L. Salzman (5) 8 Solviva Road West Tisbury, MA 02568	116,051	*
Patrick R. Morris (6) 1441 Broadway, 3rd Floor New York, NY 10018	2,474	*
All directors and effective officers as a group (3 Persons)	14,857,891	74.2%

______

* Less than 1%

(1)

Based on 20,020,239 shares outstanding. The number of shares of Common Stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)	Timothy S. Orr is a former Chief Executive Officer, former Interim Chief Financial Officer and former Director. This number includes 569 shares in affiliated holdings.

(3)

Jeffrey J. Kraws was appointed Chief Executive Officer of the Company and a member of the Board on November 9, 2021. He owns 6.5% of the issued and outstanding ordinary shares of a related party, STB (which represents an indirect ownership of 1,289,055 shares of the Company’s common stock). Subsequent to the year ended August 31, 2022, Mr. Kraws resigned as Chief Executive Officer, but remains a Director.

(4)

Jason Frankovich is the Chairman of STB, a related party, and directly or indirectly owns 67.2% of the issued and outstanding ordinary shares of the Company. Mr. Frankovich is a former Director and employee of the Company. This number includes 942,002 in affiliated holdings.

(5)	Andrew Salzman is the former Chief Science Officer and former Director. This number includes 16,875 common shares in affiliated holdings.

(6)	Patrick Morris was appointed a Director of the Company on April 1, 2022. This number includes 1,316 common shares in affiliated holdings

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended August 31, 2022 and 2021, we paid Timothy Orr, our interim CFO and director, $108,000 and $73,000, respectively. During the years ended August 31, 2022 and 2021, we owed Mr. Orr, $0 and $64,600, respectively. The monies owed represented unpaid compensation and reimbursements for business expenses.

At the Closing of the acquisition described in Note 3 to the financial statements, the Company made a payment to Mr. Orr in the aggregate amount of $151,930.00 in respect of the following: (a) $43,930 in full satisfaction of a loan made to Company by Mr. Orr; and (b) $108,000 in full satisfaction of all payment and other obligations of Company to Mr. Orr pursuant to that certain employment offer letter between the Company and Mr. Orr dated August 1, 2021 (which agreement was deemed terminated upon the closing of the acquisition).

The Company has a contract with two consulting and pharmaceutical firms owned by the Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 Asset Acquisition. The $67,000 liability was released during the period and was credited to the Mioxal intangible asset. As of August 31, 2022 and 2021, the Company owed $2,665 and $0 to these two firms and owed salary of $4,615 and $0 to Dr. Salzman.

Mr. Kraws owns approximately 6.5% of the issued and outstanding ordinary shares of STB, and Mr. Frankovich owns approximately 59% of the issued and outstanding ordinary shares of STB. As a result of the acquisition, STB was issued 19,831,623 shares of the Company’s common stock, which represented approximately 70% of the Company’s outstanding shares of common stock on a fully diluted basis as of the closing of the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected Fruci & Associates, 802 N. Washington St., Spokane, WA 99201 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending August 31, 2022. Fruci & Associates have audited the financial statements of the Company since the fiscal year ended August 31, 2017.

The following table summarizes the fees charged the Company for the listed services during fiscal years 2022 and 2021:

Type of fee:	August 31, 2022	August 31, 2021	Description

Audit fees:	$119,280	$39,243	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-	-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	4,000	1,540
All other fees	-	-
Total	$123,280	$40,783

All of the services described above were approved by the Board of Directors.

The Board of Directors is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Board requires its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. The Board considers whether such services are consistent with the rules of the SEC on auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	11/24/2021	3.1
3.2	Bylaws	S-1	4/13/2015	3.2
3.2.1	Amendment to Certificate of Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock	8-K	11/24/2021	3.2
3.2.2	Amended and Restated Bylaws	8-K	11/30/2022	3.2
4.1	Securities Purchase Agreement & Warrants Dated July 30, 2018	10-K	12/14/2020	4.1
10.1	Supply Agreement, Notis Global, Inc. November 27, 2019	10-K	12/14/2020	10.1
10.2	Toll Processing Agreement, Syndicate Oil, November 26, 2019	10-K	12/14/2020	10.2
10.3	Collaboration Agreement, Notis Global, Inc. January 24, 2020	10-K	12/14/2020	10.3
10.4	Calvary Convertible Note Dated August 27, 2019	10-K	12/14/2020	10.4
10.5	Calvary Convertible Note Dated November 25, 2019	10-K	12/14/2020	10.5
10.6	Calvary Convertible Note Dated January 27, 2020	10-K	12/14/2020	10.6
10.7	Calvary Convertible Note Dated April 27, 2020	10-K	12/14/2020	10.7
10.8	Exchange Agreement dated April 9, 2021 by and between Gridiron BioNutrients, Inc. and Cavalry Fund Management, LLP	8-K	4/12/2021	10.1
10.9	Series B1 Preferred Stock FinancingAgreement dated September 7, 2021 by and between Gridiron BioNutrients, Inc. and Lincoln Park Capital Fund, LLP	8-K	9/7/2021	10.1
10.10	Definitive Asset Purchase Agreement with ST Biosciences, Ltd Dated November 5, 2021	8-K	10/28/2021	10.1
10.11	Lock-up/Leak-Out Agreement Dated November 9, 2021	8-K	11/09/2021	10.1
10.12	Series B-1 Purchase Agreement, dated November 24, 2021, by and between Gridiron BioNutrients, Inc. and L1 Capital Opportunities Master Fund Ltd.	8-K	11/24/2021	10.1
10.13	Securities Purchase Agreement by and between Innovation1 Biotech Inc. Cavalry Fund I, LP, Lincoln Park Capital Fund, LLC and L1 Capital Global Opportunities Master Fund Ltd (including the Form of Note and Warrant).	8-K	12/12/2022	10.1
10.14	Security Agreement by and between by and between Innovation1 Biotech Inc. Cavalry Fund I, LP, Lincoln Park Capital Fund, LLC and L1 Capital Global Opportunities Master Fund Ltd.	8-K	12/12/2022	10.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

INNOVATION1 BIOTECH INC.

Date: December 14, 2022	By:	/s/ Frederick E. Pierce
Frederick E. Pierce
Interim Acting Chief Executive Officer,
Principal Executive Officer, Principal Accounting Officer

Date: December 14, 2022	By:	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Former Chief Executive Officer,
Former Principal Executive Officer, Former Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: December 14, 2022	/s/ Frederick E. Pierce
Frederick E. Pierce
Interim Acting Chief Executive Officer,
Principal Executive Officer, Principal Accounting Officer.
Chairman of the Board of Directors

Date: December 14, 2022	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Former Chief Executive Officer and Director

Date: December 14, 2022	/s/ Patrick R. Morris
Patrick R. Morris
Director

