Form 10-Q
period 2022-11-30
Innovation1 Biotech Inc.
filed 2023-01-17
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

INNOVATION1 BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2275255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

179 Rte 46W, Suite 15 #147

Rockaway, New Jersey 07866

(Address of principal executive offices, zip code)

(929) 459-4966

(Registrant’s telephone number, including area code)

40 Wall Street, Suite 2701

New York, New York 10005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 17, 2023, there were 20,020,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2022. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Innovation1 Biotech Inc.”, “Innovation1”, “we”, “us,” or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2022	August 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$11,251	$156,486
Other receivable	56,421	56,421
Prepaid expenses	53,069	74,049
Total current assets	120,741	286,956
Other assets
Equipment, net	2,353	2,615
Receivable – Ingenius (Note 3)	100,000	-
Trademarks	1,680	1,680
Intangibles (Note 3)	3,380,076	42,980,076
ROU Asset	430,434	482,086
Security Deposit	210,000	210,000
Total other assets	4,124,543	43,676,457
Total Assets	$4,245,284	$43,963,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$204,242	$106,215
Accrued expenses	98,870	39,558
Accrued expenses – related parties	361,044	116,977
Mioxal liability, current portion	-	28,500,000
Related party payable	10,165	2,665
Lease liability, current portion	204,225	199,203
Note payable, current portion	10,000	10,000
Dividends payable	1,025,369	837,798
Total current liabilities	1,913,915	29,812,416
Long-term liabilities:
Lease liability	245,312	298,423
Convertible note payable, net of discount	2,720	-
Mioxal liability	-	11,000,000
Total long-term liabilities	248,032	11,298,423
Total liabilities	2,161,947	41,110,839
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized;
0 issued and outstanding as of November 30, 2022 and August 31, 2022	-	-

Preferred stock Series B, $0.001 par value; 2,695,514 shares authorized;
2,694,514 and 2,694,514 issued and outstanding as of
November 30, 2022 and August 31, 2022, respectively	2,695	2,695

Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized;
5,389,028 and 5,389,028 issued and outstanding as of
November 30, 2022 and August 31, 2022, respectively	5,389	5,389

Common stock, $0.001 par value; 200,000,000 shares authorized; 20,020,239 and 20,020,239 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	20,020	20,020
Additional paid in capital	47,425,513	47,375,513
Accumulated deficit	(45,370,280)	(44,551,043)
Total stockholders’ equity (deficit)	2,083,337	2,852,574

Total Liabilities and Stockholders’ equity (deficit)	$4,245,284	$43,963,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30, 2022	November 30, 2021
Revenue	$-	$-
Cost of Revenue	-	-

Gross margin	-	-

Operating expenses:
Advertising	5,237	156
Consulting fees	20,500	138,330
Depreciation	261	-
General and administrative	161,008	12,464
Professional fees	144,976	108,931
Research and development	15,000	-
Salaries	281,838	101,191
Total operating expenses	628,820	361,072

Net operating loss	(628,820)	(361,072)

Other (income) expense:
Interest expense	2,846	5,139
Impairment expense	-	17,598
Gain on extinguishment of debt	-	(143,956)
Total Other (income) expense	2,846	(121,219)

Net loss	(631,666)	(239,853)

Preferred Dividends	(187,572)	(136,887)
Net loss available to common shareholders	$(819,238)	$(376,740)

Basic and diluted income (loss) per share	$(0.04)	$(0.04)

Weighted average number of common
shares outstanding – basic and diluted	20,020,239	5,636,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Total
							Additional		Stockholders
	Preferred Stock – Series B		Preferred Stock – Series B1		Common Stock		Paid-In	Accumulated	’Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at August 31, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,513	$(44,551,043)	$2,852,574
Dividends on preferred stock accrued	-	-	-	-	-	-	-	(187,572)	(187,572)
Convertible notes payable warrants and beneficial conversion feature	-	-	-	-	-	-	50,000	-	50,000
Net loss, period ended November 30, 2022	-	-	-	-	-	-	-	(631,666)	(631,666)
Balance at November 30, 2022 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,425,513	$(45,370,280)	$2,083,337

Balance at August 31, 2021	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	5,389,028	5,389	-	-	3,994,611	-	4,000,000
Common stock issued for asset purchase	-	-	-	-	19,831,623	19,832	40,634,995	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	$(3,350,368)	$(44,053,248)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ending
	November 30, 2022	November 30, 2021

Cash flows from operating activities:
Net income (loss)	$(631,666)	$(239,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	-
Amortization of ROU Asset	51,652	-
Amortization of discount, warrants, BCF on convertible notes payable	2,720	-
Impairment expense	-	17,598
Gain on extinguishment of debt	-	(143,956)
Changes in operating assets and liabilities:
Prepaid expenses	20,980	(1,450)
Accounts payable	49,937	(22,745)
Related party payable	7,500	(64,600)
Accrued expenses	59,313	101,242
Accrued expenses related party	244,067
Net cash provided by (used in) operating activities	(195,235)	(353,764)

Cash flows from investing activities:
Cash paid for asset purchase	-	(350,000)
Notes receivable investment	-	(500,000)
Net cash used in investing activities	-	(850,000)

Cash flows from financing activities
Proceeds from convertible notes payable	50,000	4,000,000
Net cash provided by financing activities	50,000	4,000,000

Net increase (decrease) in cash	(145,235)	2,796,236
Cash – beginning of the period	156,486	137,476
Cash – end of the period	$11,251	$2,933,712

Supplemental disclosures:
Interest paid	$12,043	$-
Non-cash investment and financing activities:
Preferred stock dividends accrued	$187,572	$136,887
Common stock issued for asset purchase	$-	$40,654,827
Sale of Mioxal assets	$39,600,000	$-
Transfer of Mioxal liabilities	$(39,500,000)	$-
Receivable created with sale of Mioxal assets	$(100,000)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovation1 Biotech Inc. (the “Company”) was formed under the laws of the state of Nevada in 2014, under the name of My Cloudz, Inc. Gridiron BioNutrients completed a reverse merger with My Cloudz, Inc. in October 2017 and the Company then changed its name to Gridiron BioNutrients, Inc. Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron BioNutrients, Inc. (trading symbol GVMP) to Innovation1 Biotech Inc. (trading symbol IVBT).

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

Change in Control

On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. On December 6, 2022, Mr. Kraws stepped down as the Company’s Chief Executive Officer. He remains a director. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act. Mr. Frankovich has since resigned as a director. On December 6, 2022, Frederick E. Pierce was appointed as the Interim Acting Chief Executive Officer.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $631,666 for the three months ended November 30, 2022. The Company has working capital deficit of $1,793,174 and an accumulated deficit of $45,370,280 as of November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial information as of and for the three months ended November 30, 2022 and 2021 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended August 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2022.

The condensed consolidated balance sheet at August 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of November 30, 2022 and August 31, 2022.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at November 30, 2022 and August 31, 2022. The Company had Level 3 liabilities related to outstanding warrants at November 30, 2022. All financial assets and liabilities approximately fair value.

Other Receivable

During the year ended August 31, 2022, the Company discovered duplicate withdrawals from its payroll processing company and has recorded a receivable on its unaudited condensed consolidated balance sheet at November 30, 2022. At the close of the November 30, 2022 quarter, these funds have not yet been reimbursed. There were $56,421 and $56,421 outstanding receivables as of November 30, 2022 and August 31, 2022, respectively.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations during the year ended August 31, 2022. Depreciation expense was $261 and $0 for the three months ended November 30, 2022 and 2021, respectively.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.

The Series B and Series B1 convertible preferred shares would convert to 8,083,542 shares of the Company’s common at November 30, 2022 and 2021. The Company would calculate diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. For the three month periods ended November 30, 2022 and 2021, potentially dilutive convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

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

As of November 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On October 27, 2021, the Company entered into an asset acquisition agreement with ST Biosciences, Ltd., a company organized under the laws of England and Wales (“STB”), of certain Transferred Assets, consisting substantially of their intellectual property relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals. The Company acquired certain intellectual property, and patent rights, and no tangible assets and assumed certain liabilities of STB, as discussed below. The acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 9, 2021. As consideration for the acquisition, the Company paid $350,000 in cash to Ingenius, paid cash of $500,000 to STB and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis, for an aggregate purchase price of $41,504,827, resulting in a change in control of the Company. The shares were issued in December 2021.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

At acquisition the assets and liabilities assumed have been recorded at the fair values as follows:

Mioxal®	81,249,827
Other intangible assets	178,000
Less liabilities assumed:
Mioxal® liability assumed	(39,500,000)
Other liabilities assumed	(423,000)
Net value acquired in asset acquisition	41,504,827

During the year ended August 31, 2022, additional intangibles of $28,773 were added related to the asset acquisition for payments made subsequent to the acquisition date.

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. The first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and a $3,500,000 payment was due within thirty business days following the occurrence of the milestone event. The milestone, a signed sales agreement with a third party to distribute Mioxal throughout Europe, was not reached and therefore the requirement for the milestone payment was forfeited and will never be owed. In addition, $15,000,000 was to be paid through the issuance of the Company’s common stock in three tranches beginning twelve months from execution of agreement with STB on September 10, 2021; 1) on September 10, 2022 - $4,000,000 (not issued as of the date of this filing), 2) on September 10, 2023 - $5,000,000, and 3) on September 10, 2024 - $6,000,000.

The remaining balance was to be paid on an earn-out basis whereunder Ingenius would earn an 8% royalty on all sales generated by Mioxal® until the balance was satisfied.

On January 13, 2022, the Company entered into Amendment No. 1 to Purchase Agreement with Ingenius Biotech S.L. to modify the terms of the agreement dated September 10, 2021. Under the amended agreement, the first installment of $1,500,000 was due on June 30, 2022, with an additional extension of the due date to August 30, 2022 (not paid), and the second installment was due on December 31, 2022. See Sale of Mioxal Intangible Assets below for additional details.

The Mioxal® asset had a 24-year life and was to be tested for impairment on an annual basis. During the three and twelve months ended August 31, 2022, amortization of $846,494 and $2,539,483 was expensed. The other intangible assets for $178,000 have a 21-year life. During the three and twelve months ended August 31, 2022, amortization of $2,119 and $6,357 was expensed. During the twelve months ended August 31, 2022, additional intangibles were added related to the asset acquisition in the amount of $38,638.

Impairment of Intangible Assets

At August 31, 2022, an asset impairment evaluation resulted in the Company recording $35,762,550 in impairment expense in the fourth quarter of the fiscal year ended August 31, 2022, and a carrying value of $42,980,076 for the intangible assets. The Company had recorded impairment expenses of $17,598 in previous quarters, to total $35,780,148 for the fiscal year ended August 31, 2022. The calculation of the carrying value of the Mioxal net assets was informed by the terms of the sale of those assets on November 7, 2022, as calculated below:

Valuation at the sale of Mioxal:
Cash to be received by the Company	$100,000
FV of 350,000 shares transferred to Buyer from third parties ($0.13 per share)	(45,500)
Debt assumed/forgiven by Buyer	39,500,000
NPV of estimated future royalty cash stream	3,425,576
Total estimated value of intangible assets at August 31, 2022	42,980,076
Carrying value of intangible assets at August 31, 2022	$78,742,626
Impairment expense at August 31, 2022 on intangible assets	$(35,762,550)

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

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

Sale of the Mioxal Intangible Assets:

On November 7, 2022, the Company completed the disposition of all the assets, including intellectual property assets, and obligations relating to Mioxal® to Ingenius Biotech S.L., a corporation organized under the laws of Spain (“Ingenius”). As part of the disposition, certain shareholders of the Company transferred an aggregate of 350,000 shares of the Company’s currently outstanding common stock, to Ingenius and Ingenius agreed to pay the Company (i) $100,000 upon the first to occur of Ingenius’ first sale or commercialization of the Mioxal product or Ingenius’ sale, license, transfer or other disposition of the Mioxal product to a third party, and (ii) a 5% royalty on worldwide net sales of the Mioxal product by Ingenius or a third party commencing on the date of the first sale of Mioxal products and ending on the 18-month anniversary of the last to expire of any patent covering the Mioxal products. Additionally, Ingenius agreed to release the Company from all of its liabilities and obligations relating to the Mioxal products and indemnify the Company from all claims relating to the Mioxal product following the date of the disposition. After the disposition of the assets and liabilities related to Mioxal, the Company recognized a $3,380,076 royalty asset, recorded as an intangible asset on the consolidated balance sheet. The $100,000 of cash yet to be received is recorded as a long-term receivable.

NOTE 4 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and had a maturity date of September 15, 2018. The unpaid balance including accrued interest was 12,603 and $12,107 at November 30, 2022 and 2021, respectively. The Company is in default with the repayment terms of the note. Interest of $125 and $125 was expensed during the three months ended November 30, 2022 and 2021, respectively.

Convertible Notes Payable

The Company has entered into a private placement to receive net cash proceeds up to $300,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share. During the three months ended November 30, 2022, the Company received the first tranche of the convertible notes of $58,823 less a discount of $8,823, for cash proceeds of 50,000. The Company issued 735,294 warrants and recorded a fair value of $27,012 for the warrants.

The total fair value of the warrants was estimated using the following weighted average assumptions:

November 29, 2022
Market price of common stock on date of issuance	$0.095
Risk-free interest rate	3.63%
Expected dividend yield	0
Expected term (in years)	7
Expected volatility	202.5%

Additionally, a beneficial conversion feature 22,988 was determined to exist, which represented the lesser of the conversion price of the convertible instrument or the per share fair value of the underlying stock into which it is convertible.  The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance.

At November 30, 2022, the Company had outstanding convertible notes payable of $58,823, less remaining unamortized discounts of $56,103 for a net liability of $2,720. The Company recognized a total of $2,720 of discount amortization to interest expense during the three months ended November 30, 2022.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a contract with two consulting and pharmaceutical firms owned by the former Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 Asset Acquisition. The $67,000 liability was released during the period and was credited to the Mioxal intangible asset. As of November 30, 2022 and August 31, 2022, the Company owed $10,165 and $2,665 to these two firms and owed salary of $30,769 and $4,615 to Dr. Salzman.

As of November 30, 2022 and August 31, 2022, the Company owed Jeffrey Kraws, the Company’s former Chief Executive Officer, $121,154 and $17,308 in unpaid salary and $132,967 and $83,516 in unpaid bonuses, respectively.

As of November 30, 2022 and August 31, 2022, the Company owed salary of $76,154 and $11,538, respectively, to Jason Frankovich, a former director.

NOTE 6 – LEASE LIABILITY

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

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

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

The following table summarizes balance sheet data related to leases at November 30, 2022 and August 31, 2022:

	November 30, 2022	August 31, 2022
Assets
Operating lease right of use assets	$619,825	$619,825
Less accumulated depreciation	(189,391)	(137,739)
Total operating lease right of use assets	$430,434	$482,086

Liabilities
Operating lease liability, current	$204,225	$199,203
Operating lease liability, noncurrent	245,312	298,423
Total lease liabilities	$449,537	$497,626

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments of $20,000. During the three months ended November 30, 2022, the Company paid $47,957 towards the lease liability, $12,043 in interest expense and recorded $51,652 in amortization expense of the ROU asset.

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $1,025,369 and $837,798 of dividends payable at November 30, 2022 and August 31, 2022, respectively. The dividends have not been declared and are accrued in the accompanying unaudited condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of November 30, 2022 and August 31, 2022.

There were 2,694,514 shares of Series B Convertible Preferred Stock issued and outstanding as of November 30, 2022 and August 31, 2022, respectively. There were 5,389,028 shares of Series B-1 Convertible Preferred Stock issued and outstanding as of November 30, 2022 and August 31, 2022, respectively.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock.

As discussed in Note 3 – Asset Acquisition, on November 9, 2021, the Company completed the acquisition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, and assumed certain liabilities held by ST Biosciences, Ltd., a company organized under the laws of England and Wales (“STB”). As part consideration for the acquisition, STB was issued 19,831,623 shares of common stock valued at $40,654,827 or $2.05 per share. With the disposition of the Mioxal® asset, certain shareholders of the Company transferred 350,000 common shares to Ingenius.

There were 20,020,239 common shares issued and outstanding as of November 30, 2022 and August 31, 2022.

INNOVATION1 BIOTECH INC.

Notes to Consolidated Financial Statements

November 30, 2022 (Unaudited)

Warrants

During the three months ended November 30, 2022, the Company issued 735,294 warrants to purchase shares of the Company’s common stock, as part of the convertible notes financing, see Note 4 – Notes Payable.

At November 30, 2022 and 2021, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, August 31, 2022	-	$-	-
Issued	735,294	0.08	7
Balance, November 30, 2022	735,294	0.08	7

Balance, August 31, 2021	-	-	-
Balance, November 30, 2022	-	-	-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of November 30, 2022, through the date which the condensed consolidated financial statements were filed. Based upon the review, other than described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On December 5, 2022, the Board appointed Charles W. Allen and Dr. Shahin Gharakhanian as members of the Board. On December 6, 2022, Mr. Allen was appointed Treasurer and Secretary, replacing Jamie Lynn Coulter as Secretary.

On December 6, 2022, Jeffrey Kraws resigned as the Company’s Chief Executive Officer. He remains a member of the Board.

Subsequent to November 30, 2022, the Company has received cash proceeds of $100,000 from convertible notes payable, net of discount, with attached $0.08 warrants to purchase up to 1,470,588 shares of the Company’s common stock.

At the date of this filing, the Company is behind in two months’ rent. Our monthly rent is approximately $20,000. The Company believes it is possible the landlord may take legal action if timely payment is not made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended November 30, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as filed with the SEC on December 15, 2022 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

According to Salzman Group, the pharmaceutical firm has invented novel, proprietary, water-soluble prodrugs of the most promising botanical molecules existing today. It is the stated goal of Salzman Group to exploit the vast intrinsic therapeutic power of botanical Schedule 1 molecules.

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

Cash Flows & Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $631,666 for the quarter ended November 30, 2022. The Company has working capital deficit of $1,793,174 and an accumulated deficit of $45,370,280 as of November 30, 2022. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations and execution of its business plan. In response to these concerns, management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times. A debt instrument has been obtained that, if fully funded, would provide an additional $150,000 in operating funds to the Company beyond the $150,000 funding already provided as of the date of filing this report. There can be no assurance that management’s plan to attract additional equity or debt financing will be successful.

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

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended November 30, 2022 and 2021

Overview. We had revenues of $0 for the three months ended November 30, 2022 and 2021, respectively. We incurred a net loss of $631,666 and $361,072 for the three months ended November 30, 2022 and 2021, respectively. The increase in net loss is attributable to the factors discussed below.

Revenues. We had $0 revenues from operations for the three months ended November 30, 2022 and 2021. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $0 gross margin for the three months ended November 30, 2022 and 2021.

Expenses. Our operating expenses were $628,820 and $361,072 for the three months ended November 30, 2022 and 2021, respectively. We experienced an increase of $5,081 in advertising, $148,544 in general and administrative, $36,045 in professional fees, $15,000 in research and development, $180,647 in salaries, and $261 in depreciation and amortization expense. While we experienced a decrease of $117,830 in consulting fees.

Other (Income) Expense. Our total other (income) expense was $2,846 and ($121,219) for the three months ended November 30, 2022 and 2021, respectively. The $118,373 decrease in other income was attributable to a gain on extinguishment of debt during the prior year, a decrease in interest expense and a decrease in impairment expense.

Liquidity and Capital Resources

For the three months ended November 30, 2022, we used net cash of $195,235 from operating activities, primarily attributable salaries, professional fees and general and administrative expenses.

For the three months ended November 30, 2022, we had no investing activities.

For the three months ended November 30, 2022, cash of $50,000 was provided from financing activities received as an advance on our private placement financing.

Assets

We had total assets of $4,245,284 as of November 30, 2022, which consisted of $11,251 cash, other receivable of $56,421, prepaid expenses of $53,069, equipment of $2,353, security deposit of $210,000, $430,434 right-of-use asset, trademarks of $1,680, receivable – Ingenius of $100,000 and intangibles asset of $3,380,076 related to our disposition of the Mioxal Asset (Note 3 – Asset Acquisition).

Liabilities

We had total liabilities of $2,161,947 as of November 30, 2022 consisting of accounts payable of $204,242, accrued expenses of $ 98,870, accrued expenses – related party of $361,044, note payable - current portion of $10,000, lease payable – current portion of $204,225, lease payable $245,312, dividends payable of $1,025,369 for our Series B and Series B-1 Convertible Preferred stock and convertible notes payable net of discount of $2,720.

Cash Requirements

At November 30, 2022, we had a cash balance of $11,251. This cash amount is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

Completion of Disposition of Assets

On November 7, 2022, Innovation1 Biotech Inc completed the disposition of all of the assets, including intellectual property assets and associated debt, relating to Mioxal® to Ingenius Biotech S.L. The disposition was completed pursuant to the terms of certain Agreements Relating to the Transfer of the Mioxal Product, dated as of November 7, 2022.

As part of the disposition, certain shareholders of the Company transferred an aggregate of 350,000 shares of the Company’s currently outstanding common stock, par value $0.001 per share, to Ingenius and Ingenius agreed to pay the Company (i) $100,000 upon the first to occur of Ingenius’ first sale or commercialization of the Mioxal product or Ingenius’ sale, license, transfer or other disposition of the Mioxal Product to a third party, and (ii) a 5% royalty on worldwide net sales of the Mioxal product by Ingenius or a third party commencing on the date of the first sale of Mioxal products and ending on the 18-month anniversary of the last to expire of any patent covering the Mioxal products. Additionally, Ingenius agreed to release the Company from all of its liabilities and obligations relating to Mioxal and indemnify the Company from all claims relating to the Mioxal Product following the date of the Disposition.

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

Entry into a Material Definitive Agreement

The Company has entered into a private placement to receive net cash proceeds up to $300,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share. The Company received $50,000 of cash during the quarter ended November 30, 2022 under these notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2022 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as filed with the SEC on December 15, 2022.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating, and settling similar matters. With the exception of the following, as of the date of this report, there are no significant pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

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

At the date of this filing, the Company is behind in two months’ rent. Our monthly rent is approximately $20,000. The Company believes it is possible the landlord may take legal action if timely payment is not made.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as filed with the SEC on December 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.1.9	Articles of Amendment filed March 31, 2022 effective March 31, 2022	8-K	4/6/22	3.1.9
3.2	Bylaws	S-1	4/13/2015	3.2
10.1	Dr. Andrew Salzman Employment Agreement filed April 21, 2022.	8-K	4/21/2022	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: January 17, 2023	By:	/s/ Frederick E. Pierce
	Name:	Frederick E. Pierce
	Title:	Interim Acting Chief Executive Officer Principal Executive and Principal Accounting Officer

