Form 10-Q
period 2023-02-28
Innovation1 Biotech Inc.
filed 2023-05-30
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 30, 2023, there were 20,470,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:
	•	we have a history of losses;
	•	our auditors have raised substantial doubts about our ability to continue as a going concern;
	•	we have a working capital deficit and need to raise additional capital to continue our business model;
	•	the adverse impact of COVID-19 on our company; and
	•	our reliance on our one officer and directors.
•	Risks related to regulation applicable to our industry, including:
	•	compliance with existing laws and regulations and possible future changes in laws and regulations.
•	Risks related to the ownership of our securities, including:
	•	the applicability of penny stock rules; and
	•	material weaknesses in our internal control over financial reporting; and
	•	the significant dilution to our stockholders upon the conversion of the outstanding Series B Convertible Preferred Stock.

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

All references in this report to the “Company”, “Innovation1 Biotech Inc.”, “Innovation1”, “we”, “us”, or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2023	August 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$52,476	$156,486
Other receivable	56,421	56,421
Prepaid expenses	33,098	74,049
Total current assets	141,995	286,956
Other assets
Equipment, net	2,092	2,615
Receivable – Ingenius (Note 3)	100,000	-
Trademarks	1,680	1,680
Intangibles (Note 3)	3,380,076	42,980,076
ROU Asset	-	482,086
Security Deposit	210,000	210,000
Total other assets	3,693,848	43,676,457
Total Assets	$3,835,843	$43,963,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$317,778	$106,215
Accrued expenses	558,299	39,558
Accrued expenses – related parties	139,423	116,977
Mioxal liability, current portion	-	28,500,000
Related party payable	10,165	2,665
Lease liability, current portion	-	199,203
Note payable, current portion	10,000	10,000
Dividends payable	1,299,308	837,798
Total current liabilities	2,334,973	29,812,416
Long-term liabilities:
Lease liability	-	298,423
Convertible note payable, net of discount	22,362	-
Mioxal liability	-	11,000,000
Total long-term liabilities	22,362	11,298,423
Total liabilities	2,357,335	41,110,839
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock to be issued	22,500	-
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized;
0 issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	-	-

Preferred stock Series B, $0.001 par value; 2,695,514 shares authorized;
2,695,514 issued and outstanding as of February 28, 2023 and
August 31, 2022, respectively	2,695	2,695

Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized;
5,389,028 issued and outstanding as of February 28, 2023 and
August 31, 2022, respectively	5,389	5,389

Common stock, $0.001 par value; 200,000,000 shares authorized;
20,020,239 and 20,020,239 shares issued and outstanding as of
February 28, 2023 and August 31, 2022, respectively	20,020	20,020
Additional paid in capital	54,855,814	47,375,513
Accumulated deficit	(53,427,910)	(44,551,043)
Total stockholders’ equity (deficit)	1,478,508	2,852,574

Total Liabilities and Stockholders’ equity	$3,835,843	$43,963,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Advertising	8,110	207	2,873	51
Consulting fees	20,500	242,180	-	103,850
Depreciation	523	883,048	261	883,048
General and administrative	254,706	30,664	93,698	18,200
Lease termination claim	480,000	-	480,000	-
Professional fees	245,398	407,223	100,422	298,292
Research and development	15,000	-	-	-
Salaries	340,865	580,112	59,027	478,921
Total operating expenses	1,365,102	2,143,434	736,281	1,782,362

Net operating loss	(1,365,102)	(2,143,434)	(736,281)	(1,782,362)

Other (income) expense:
Interest expense	40,810	15,469	37,965	10,330
Impairment expense	-	17,598	-	-
Interest (income)	-	(13,638)	-	(13,638)
Gain on termination of lease	(19,236)	-	(19,236)	-
Gain on extinguishment of debt	(151,621)	(143,956)	(151,621)	-
Total Other (income) expense	(130,047)	(124,527)	(132,892)	(3,308)

Net loss	(1,235,055)	(2,018,907)	(603,389)	(1,779,054)

Deemed dividend related to Series B and B-1 convertible preferred stock down round provision	(7,180,301)	-	(7,180,301)	-
Preferred Dividends	(461,511)	(324,458)	(273,939)	(87,571)
Net loss available to common shareholders	$(8,876,867)	$(2,343,365)	$(8,057,629)	$(1,866,625)

Basic and diluted income (loss) per share	$(0.44)	$(0.18)	$(0.40)	$(0.09)

Weighted average number of common
shares outstanding – basic and diluted	20,020,239	12,788,818	20,020,239	20,020,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Total
	Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at August 31, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,513	-	$(44,551,043)	$2,852,574
Convertible Notes Payable BCF and Warrant	-	-	-	-	-	-	50,000	-	-	50,000
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,572)	(187,572)
Net loss, period ended November 30, 2022	-	-	-	-	-	-	-	-	(631,666)	(631,666)
Balance at November 30, 2022 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,425,513	-	$(45,370,281)	$2,083,336
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(273,939)	(273,939)
Convertible Notes Payable BCF and Warrant	-	-	-	-	-	-	250,000	-	-	250,000
Common shares to be issued at $0.225	-	-	-	-	-	-	-	22,500	-	22,500
Deemed dividends	-	-	-	-	-	-	7,180,301	-	(7,180,301)	-
Net loss, period ended February 28, 2023	-	-	-	-	-	-	-	-	(603,389)	(603,389)
Balance at February 28, 2023 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$54,855,814	22,500	$(53,427,910)	$1,478,508

Balance at August 31, 2021	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	-	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	5,389,028	5,389	-	-	3,994,611	-	-	4,000,000
Common Stock issued for asset purchase	-	-	-	-	19,831,623	19,832	40,634,995	-	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(3,350,368)	$44,053,248
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended February 28, 2022	-	-	-	-	-	-	-	-	(1,779,054)	(1,779,054)
Balance at February 28, 2022 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(5,316,993)	$42,086,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ending
	February 28, 2023	February 28, 2022

Cash flows from operating activities:
Net income (loss)	$(1,235,055)	$(2,018,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	523	-
Amortization of ROU Asset	51,652	34,435
Amortization of Mioxal Asset	-	834,975
Amortization of discount, warrants, BCF on convertible notes payable	22,362	-
Stock based compensation	22,500	-
Impairment expense	-	17,598
Termination of ROU Asset lease	430,434	-
Gain on extinguishment of debt	(151,621)	(143,956)
Gain on termination of lease	(19,236)	-
Changes in operating assets and liabilities:
Prepaid expenses	40,951	(76,300)
Other receivable	-	(179,770)
Accounts payable	(266,828)	(387,986)
Related party payable	7,500	(64,600)
Accrued expenses	518,741	10,458
Accrued expenses related party	174,067	-
Net cash used in operating activities	(404,010)	(1,974,053)

Cash flows from investing activities:
Purchase of equipment	-	(3,138)
Cash paid for asset purchase	-	(350,000)
Notes receivable investment	-	(500,000)
Net cash used in investing activities	-	(853,138)

Cash flows from financing activities
Proceeds from convertible notes payable	300,000	4,000,000
Net cash provided by financing activities	300,000	4,000,000

Net increase (decrease) in cash	(104,010)	1,172,809
Cash – beginning of the period	156,486	137,476
Cash – end of the period	$52,476	$1,310,285

Supplemental disclosures:
Interest paid	$12,043	$10,207
Non-cash investment and financing activities:
Preferred stock dividends accrued	$461,511	$324,458
Common stock issued for asset purchase	$-	$40,654,827
Deemed dividend	$7,180,301	$-
Right of Use asset and lease liability recognition at inception	$-	$619,825
Sale of Mioxal assets	$39,600,000	$-
Transfer of Mioxal liabilities	$(39,500,000)	$-
Receivable created with sale of Mioxal assets	$(100,000)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovation1 Biotech Inc. (the “Company”) was formed under the laws of the state of Nevada in 2014, under the name of My Cloudz, Inc. Gridiron BioNutrients completed a reverse merger with My Cloudz, Inc. in October 2017 and the Company then changed its name to Gridiron BioNutrients, Inc. Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron BioNutrients, Inc. (trading symbol GMVP) to Innovation1 Biotech Inc. (trading symbol IVBT).

The Company has a portfolio of products using five proprietary preclinical prodrugs, all fully synthetic without connection to botanical sourcing: a mushroom-derived psychedelic molecule for treatment post-traumatic stress disorder and depression, a novel cannabinoid and tree bark derived psychedelic for treatment of addiction and three additional novel cannabinoid prodrugs addressing clinical indications of refractory pediatric epilepsy, hypertrophic scarring and ocular inflammation.

The Company has elected an August 31st year end.

Change in Control

On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. On December 6, 2022, Mr. Kraws stepped down as the Company’s Chief Executive Officer and has since resigned as a director. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act. Mr. Frankovich has since resigned as a director. On December 6, 2022, Frederick E. Pierce was appointed as the Interim Acting Chief Executive Officer, President and Chairman of the Board.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $1,235,055 for the six months ended February 28, 2023. The Company has working capital deficit of $2,192,978 and an accumulated deficit of $53,427,910 as of February 28, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial information as of and for the three and six months ended February 28, 2023 and 2022 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements for the year ended August 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2022.

The consolidated balance sheet at August 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of February 28, 2023 and August 31, 2022.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at February 28, 2023 and August 31, 2022. The Company had Level 3 liabilities related to outstanding warrants at February 28, 2023. All financial assets and liabilities approximate fair value.

Other Receivable

During the year ended August 31, 2022, the Company discovered duplicate withdrawals from its payroll processing company and has recorded a receivable on its unaudited condensed consolidated balance sheet at February 28, 2023. At the close of the February 28, 2023 quarter, these funds have not yet been reimbursed. There was $56,421 outstanding receivable as of February 28, 2023 and August 31, 2022.

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations during the year ended August 31, 2022. Depreciation expense was $261 and $0 for the three months ended February 28, 2023 and 2022, respectively. Depreciation expense was $523 and $0 for the six months ended February 28, 2023 and 2022, respectively.

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

The Series B and Series B1 convertible preferred shares would convert to 39,120,691 and 8,083,542 shares of the Company’s common at February 28, 2023 and 2022, respectively. The Company would calculate diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. For the three and six month periods ended February 28, 2023 and 2022, potentially dilutive convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

Recently Issued Accounting Standards

As of February 28, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

During the year ended August 31, 2022, additional intangibles of $28,773 were added related to the asset acquisition for payments made subsequent to the acquisition date.

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying condensed consolidated balance sheets. The first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and a $3,500,000 payment was due within thirty business days following the occurrence of the milestone event. The milestone, a signed sales agreement with a third party to distribute Mioxal throughout Europe, was not reached and therefore the requirement for the milestone payment was forfeited and will never be owed. In addition, $15,000,000 was to be paid through the issuance of the Company’s common stock in three tranches beginning twelve months from execution of agreement with STB on September 10, 2021; 1) on September 10, 2022 - $4,000,000, 2) on September 10, 2023 - $5,000,000, and 3) on September 10, 2024 - $6,000,000.

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

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

Sale of the Mioxal Intangible Assets:

On November 7, 2022, the Company completed the disposition of all the assets, including intellectual property assets, and obligations relating to Mioxal® to Ingenius Biotech S.L., a corporation organized under the laws of Spain (“Ingenius”). As part of the disposition, certain shareholders of the Company transferred an aggregate of 350,000 shares of the Company’s currently outstanding common stock, to Ingenius and Ingenius agreed to pay the Company (i) $100,000 upon the first to occur of Ingenius’ first sale or commercialization of the Mioxal product or Ingenius’ sale, license, transfer or other disposition of the Mioxal product to a third party, and (ii) a 5% royalty on worldwide net sales of the Mioxal product by Ingenius or a third party commencing on the date of the first sale of Mioxal products and ending on the 18-month anniversary of the last to expire of any patent covering the Mioxal products. Additionally, Ingenius agreed to release the Company from all of its liabilities and obligations relating to the Mioxal products and indemnify the Company from all claims relating to the Mioxal product following the date of the disposition. After the disposition of the assets and liabilities related to Mioxal, the Company recognized a $3,380,076 royalty asset, recorded as an intangible asset on the condensed consolidated balance sheet. The $100,000 of cash yet to be received is recorded as a long-term receivable.

NOTE 4 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and had a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,730 and $12,482 at February 28, 2023 and August 31, 2022, respectively. The Company is in default with the repayment terms of the note. Interest of $123 and $123 was expensed during the three months ended February 28, 2023 and 2022, respectively. Interest of $248 and $248 was expensed during the six months ended February 28, 2023 and 2022, respectively.

Convertible Notes Payable

The Company has entered into a private placement to receive net cash proceeds up to $300,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share. During the three and six months ended February 28, 2023, the Company received convertible notes of $352,938 less a discount of $52,938, for cash proceeds of $300,000. The Company issued 4,411,764 warrants and recorded a fair value of $191,691 for the warrants.

The total fair value of the warrants was estimated using the following weighted average assumptions:

	November 29, 2022	February 13, 2023
Market price of common stock on date of issuance	$0.095	$0.225
Risk-free interest rate	3.63%	3.84%
Expected dividend yield	0	0
Expected term (in years)	7	7
Expected volatility	202.5%	242.8%

Additionally, a beneficial conversion feature of $108,309 was determined to exist, which represented the lesser of the conversion price of the convertible instrument or the per share fair value of the underlying stock into which it is convertible.  The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance.

At February 28, 2023, the Company had outstanding convertible notes payable of $352,938, less remaining unamortized discounts of $330,576 for a net liability of $22,362. The Company recognized a total of $44,642 and $47,362 of discount amortization to interest expense during the three and six months ended February 28, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a contract with two consulting and pharmaceutical firms owned by the former Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 - Asset Acquisition. The $67,000 liability was released during the period and was credited to the Mioxal intangible asset. As of February 28, 2023 and August 31, 2022, the Company owed $-0- and $2,665 to these two firms and owed salary of $30,769 and $4,615 to Dr. Salzman.

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

As of February 28, 2023 and August 31, 2022, the Company owed Jeffrey Kraws, the Company’s former Chief Executive Officer, $32,500 and $17,308 in unpaid salary and $10,165 and $83,516 in unpaid bonuses, respectively.

As of February 28, 2023 and August 31, 2022, the Company owed salary of $76,154 and $11,538, respectively, to Jason Frankovich, a former director

.

During the six months ended February 28, 2023, the Company entered into an agreement with a former director for a payment of $80,000 and 100,000 common shares in exchange for a release of unpaid services. Resulting in a gain of $151,621 at February 28, 2023.

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

The following table summarizes balance sheet data related to leases at February 28, 2023 and August 31, 2022:

	February 28, 2023	August 31, 2022
Assets
Operating lease right of use assets	$-	$619,825
Less accumulated depreciation	-	(137,739)
Total operating lease right of use assets	$-	$482,086

Liabilities
Operating lease liability, current	$-	$199,203
Operating lease liability, noncurrent	-	298,423
Total lease liabilities	$-	$497,626

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments of $20,000. During the three months ended February 28, 2023 and 2022, the Company paid $-0- and $29,793, respectively, towards the lease liability, $-0- and $10,207, respectively, in interest expense and recorded $-0- and $34,435, respectively, in amortization expense of the ROU asset. During the six months ended February 28, 2023, the Company paid $47,957 and $29,793, respectively, towards the lease liability, $12,043 and $10,207, respectively, in interest expense and recorded $51,652 and $34,435, respectively, in amortization expense of the ROU asset.

The Company was unable to pay its December 2022 lease payment and the owner has sought legal action. The Company was served with a summons in December 2022. The summons seeks judgment of $480,000 plus interest at 5%. The lease was terminated as of December 1, 2022 and a gain on termination of $19,236 was recorded during the six months ended February 28, 2023. At February 28, 2023, the Company has accrued $484,668, which includes $4,668 for interest, for the legal claim sought by the owner. The legal action is ongoing and the full amount the Company is required to pay may vary from what is accrued.

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying condensed consolidated balance sheets. The Series B and Series B-1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $1,299,308 and $837,798 of dividends payable at February 28, 2023 and August 31, 2022, respectively. The dividends have not been declared and are accrued in the accompanying unaudited condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B-1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of February 28, 2023 and August 31, 2022.

There were 2,695,514 shares of Series B Convertible Preferred Stock issued and outstanding as of February 28, 2023 and August 31, 2022, respectively. There were 5,389,028 shares of Series B-1 Convertible Preferred Stock issued and outstanding as of February 28, 2023 and August 31, 2022, respectively.

Deemed Dividend related to Series B and B-1 Convertible Preferred Stock Down Round Provision

The Series B and Series B-1 Convertible Preferred Stock issued contain a down round provision. During the three months ended February 28, 2023, the Company entered into an agreement to issue common shares at $0.225 per share. Pursuant to the down round provision, the conversion price of the Series B and Series B-1 Convertible Preferred Stock was reduced to $0.225 per share at February 28, 2023. In addition, the Company recognized a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital) of $7,180,301 at February 28, 2023. The deemed dividend represents the value attributed to the increase in shares of common stock that preferred shareholders will receive as a result of the issuance of common shares in February 2023, which was deemed to be a down round and triggered the anti-dilution provisions associated with our convertible preferred stock.

Common Stock to be Issued

At February 28, 2023, there was $22,500 in common stock to be issued. This represents 100,000 common shares to be issued to a former Director of the Company.

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2023 (Unaudited)

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

There were 20,020,239 common shares issued and outstanding as of February 28, 2023 and August 31, 2022.

Warrants

During the six months ended February 28, 2023, the Company issued 4,411,764 warrants as part of the convertible notes financing, see Note 4 – Notes Payable. At February 28, 2023, the warrants had an intrinsic value of $750,000

At February 28, 2023 and 2022, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, August 31, 2022	-	$-	-
Issued	4,411,764	0.08	7
Balance, February 28, 2023	4,411,764	$0.08	7

Balance, August 31, 2021	-	$-	-
Balance, February 28, 2022	-	$-	-

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

On December 19, 2022, a party identified as 40 Wall Street Suites LLC, filed a complaint with the Supreme Court of New York County, New York against Innovation1 Biotech, Inc. The complaint alleges that Innovation1 failed to pay the December lease payment and therefore is responsible for payment of the remaining lease plus interest. The Company intends to defend against the complaint; however, has accrued the potential liability as stated in the claim of $484,668 at February 28, 2023.

On April 21, 2023, a party identified as Greenfingers LLC A/A/O Simon D. Roffe, entered into a judgement in the Supreme Court of New York County, New York against Innovation1 Biotech Inc. in the amount of $264,617.26 plus post-judgement interest from the date of entry for failure to turn over shares of Jason Frankovich, a former director of the Company. The Company intends to defend against the complaint and believes any potential liability to be $0.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of February 28, 2023, through the date which the unaudited condensed consolidated financial statements were filed. Based upon the review, other than described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Subsequent to February 28, 2023, the Company entered into a private placement to receive net cash proceeds up to $280,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,117,647 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share. The Company received convertible notes of $219,606 less a discount of $32,939, for cash proceeds of $186,667, and issued 2,745,098 warrants.

Subsequent to February 28, 2023, the Company issued 350,000 shares of common stock to three individuals who issued personal shares of stock to assist with the Mioxal disposition, See Note 3 – Asset Acquisition.

Subsequent to February 28, 2023, the Company issued 100,000 shares of common stock to a former Director of the Company at $0.225 per share.

On April 21, 2023, Mr. Kraws resigned as a member of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended February 28, 2023 and 2022 should be read in conjunction with the unaudited condensed  consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as filed with the SEC on December 15, 2022 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron BioNutrients, Inc. (trading symbol GMVP) to Innovation1 Biotech Inc. (trading symbol IVBT).

Innovation1 Biotech Inc. (“IVBT”) believes it will be among the first companies to harness the raw power of botanical therapeutics by transforming them into fully synthetic drugs that are safely, reliably and consistently delivered. There are two fundamental limitations in exploiting botanical Schedule 1 molecules:

1.	Large and unpredictable pharmacokinetic excursions, both high and low, that make the drug potentially dangerous or ineffective
2.	Insolubility in water that curtails bioavailability across mucosal membranes

To address these limitations, ST Biosciences, Ltd. engaged with Salzman Group, and Innovation1 later assumed the contractual obligations subsequent to the Asset Purchase Agreement completed on November 9, 2021 in order to gain access to a broader portfolio of intellectual property. According to Dr. Andrew Salzman, the Salzman Group has pioneered the design and development of novel small molecules in the fields of cancer, heart disease, lung injury, intermediary metabolism and ophthalmology, with 3 exits totaling $1.4 billion, federal R&D grants and contracts totaling $160M and capital raises of $152M. The firm is currently regarded as a world leader in the design and optimization of rare cannabinoids.

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

Cash Flows & Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $1,235,055 for the six months ended February 28, 2023. The Company has working capital deficit of $2,192,978 and an accumulated deficit of $53,427,910 as of February 28, 2023. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations and execution of its business plan. In response to these concerns, management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times. A debt instrument has been obtained that, if fully funded, would provide an additional $93,333 in operating funds to the Company beyond the $186,667 funding already provided as of the date of filing this report. There can be no assurance that management’s plan to attract additional equity or debt financing will be successful.

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

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended February 28, 2023 and 2022

Overview. We had revenues of $-0- for the three months ended February 28, 2023 and 2022, respectively. We incurred a net loss of $603,389 and $1,779,054 for the three months ended February 28, 2023 and 2022, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $-0- revenues from operations for the three months ended February 28, 2023 and 2022. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $-0- gross margin for the three months ended February 28, 2023 and 2022.

Expenses. Our operating expenses were $736,281 and $1,782,362 for the three months ended February 28, 2023 and 2022, respectively. We experienced an increase of $2,822 in advertising, $480,000 in lease termination expense, and $75,498 in general and administrative. While we experienced a decrease of $103,850 in consulting fees, $197,870 in professional fees, $419,894 in salaries, and $882,787 in depreciation expense.

Other (Income) Expense. Our total other (income) expense was ($132,892) and ($3,308) for the three months ended February 28, 2023 and 2022, respectively. The increase in other income was attributable to a gain on extinguishment of debt, a gain on termination of lease and an increase in interest expense related to the convertible notes and a decrease in interest income.

Results of Operations for the Six Months Ended February 28, 2023 and 2022

Overview. We had revenues of $-0- for the six months ended February 28, 2023 and 2022, respectively. We incurred a net loss of $1,235,055 and $2,018,907 for the six months ended February 28, 2023 and 2022, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $-0- revenues from operations for the six months ended February 28, 2023 and 2022. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $-0- gross margin for the six months ended February 28, 2023 and 2022.

Expenses. Our operating expenses were $1,365,102 and $2,143,434 for the six months ended February 28, 2023 and 2022, respectively. We experienced an increase of $7,903 in advertising, $224,042 in general and administrative, $480,000 in lease termination expense, and $15,000 in research and development. While we experienced a decrease of $221,680 in consulting fees, $161,825 in professional fees, $239,247 in salaries, and $882,525 in depreciation expense.

Other (Income) Expense. Our total other (income) expense was ($130,047) and ($124,527) for the six months ended February 28, 2023 and 2022, respectively. The increase in other income was attributable to a gain on extinguishment of debt, a gain on termination of lease, a decrease in interest expense, a decrease in interest income and a decrease in impairment expense.

Liquidity and Capital Resources

For the six months ended February 28, 2023, we used net cash of $404,010 for operating activities, primarily attributable salaries, professional fees and general and administrative expenses. Compared to net cash used of $1,974,053 for the six months ended February 28, 2022.

For the six months ended February 28, 2023, we had no investing activities. Compare to net cash used of $853,138 for the six months ended February 28, 2022.

For the six months ended February 28, 2023, cash of $300,000 was provided from financing activities received on our private placement financing. Compare to net cash provided of $4,000,000 for the six months ended February 28, 2022.

Assets

We had total assets of $3,835,843 and $43,963,413 at February 28, 2023 and August 31, 2022, respectively. At February 28, 2023, our assets consisted of $52,746 cash, other receivable of $56,421, prepaid expenses of $33,098, equipment net of depreciation of $2,092, security deposit of $210,000, trademarks of $1,680, receivable – Ingenius of $100,000 and intangibles asset of $3,380,076 related to our disposition of the Mioxal Asset (Note 3 – Asset Acquisition).

Liabilities

We had total liabilities of $2,357,335 and $41,110,839 at February 28, 2023 and August 31, 2022, respectively. At February 28, 2023 our liabilities consisted of accounts payable of $317,778, accrued expenses of $558,299, accrued expenses – related party of $139,423, related party payable of $10,165, note payable - current portion of $10,000, dividends payable of $1,299,308 for our Series B and Series B-1 Convertible Preferred stock and convertible notes payable net of discount of $22,362.

Cash Requirements

At February 28, 2023, we had a cash balance of $52,476. This cash amount is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Departure of Directors or Certain Officers; Election of Directors

On December 5, 2022, the Board appointed Charles W. Allen and Dr. Shahin Gharakhanian as members of the Board.

On December 6, 2022, Jeffrey Kraws resigned as the Company’s Chief Executive Officer. On April 21, 2023, he resigned as a member of the Board.

Also on December 6, 2022, Frederick E. Pierce, II was appointed Chairman of the Board, President and Interim Acting Chief Executive Officer. Mr. Allen was appointed Treasurer and Secretary, replacing Jamie Lynn Coulter as Secretary.

Entry into a Material Definitive Agreement

The Company has entered into a private placement to receive net cash proceeds up to $300,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share. The Company received $300,000 of cash during the six months ended February 28, 2023 under these notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2023 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as filed with the SEC on December 15, 2022.

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

On December 19, 2022, a party identified as 40 Wall Street Suites LLC, filed a complaint with the Supreme Court of New York County, New York against Innovation1 Biotech, Inc. The complaint alleges that Innovation1 failed to pay the December lease payment and therefore is responsible for payment of the remaining lease plus interest. The Company intends to defend against the complaint; however, has accrued a potential liability of $484,668 at February 28, 2023, see Note 6 – Lease Liability above.

On April 21, 2023, a party identified as Greenfingers LLC A/A/O Simon D. Roffe, entered into a judgement in the Supreme Court of New York County, New York against Innovation1 Biotech Inc. in the amount of $264,617.26 plus post-judgement interest from the date of entry for failure to turn over shares of Jason Frankovich, a former director of the Company. The Company intends to defend against the complaint and believes any potential liability to be $0.

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

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: May 30, 2023	By:	/s/ Frederick E. Pierce
	Name:	Frederick E. Pierce
	Title:	Interim Acting Chief Executive Officer Principal Executive and Principal Accounting Officer

