Form 10-Q
period 2023-05-31
Innovation1 Biotech Inc.
filed 2023-09-13
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 12, 2023, there were 20,470,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2022. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Innovation1 Biotech Inc.”, “Innovation1”, “we”, “us”, or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2023	August 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$76,723	$156,486
Other receivable	56,421	56,421
Prepaid expenses	29,804	74,049
Total current assets	162,948	286,956
Other assets
Equipment, net	1,830	2,615
Receivable - Ingenius (Note 3)	100,000	-
Trademarks	1,680	1,680
Intangibles (Note 3)	3,380,076	42,980,076
ROU asset	-	482,086
Security deposit	210,000	210,000
Total other assets	3,693,586	43,676,457
Total Assets	$3,856,534	$43,963,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$305,933	$106,215
Accrued expenses	539,680	39,558
Accrued expenses - related parties	106,923	116,977
Mioxal liability, current portion	-	28,500,000
Related party payable	10,165	2,665
Lease Liability, current portion	-	199,203
Note payable, current portion	10,000	10,000
Dividends payable	1,521,171	837,798
Total current liabilities	2,493,872	29,812,416
Long-term liabilities:
Lease liability	-	298,423
Mioxal liability	-	11,000,000
Convertible note payable, net of discount	110,818	-
Total long-term liabilities	110,818	11,298,423
Total liabilities	2,604,690	41,110,839

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized; -0- issued and outstanding as of May 31, 2023 and August 31, 2022	-	-

Preferred stock Series B, $0.001 par value; 2,694,514 shares authorized; 2,694,514 and 2,694,514 issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	2,695	2,695

Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized; 5,389,028 and 5,389,028 issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	5,389	5,389

Common stock, $0.001 par value; 200,000,000 shares authorized; 20,470,239 and 20,020,239 shares issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	20,470	20,020

Additional paid in capital	55,171,921	47,375,513
Accumulated deficit	(53,948,630)	(44,551,043)
Total stockholders' equity	1,251,844	2,852,574
Total Liabilities and Stockholders' equity	$3,856,534	$43,963,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Advertising	10,267	3,838	2,157	3,631
Consulting fees	20,500	325,180	-	83,000
General and administrative	368,608	50,518	113,903	19,855
Lease termination claim	480,000	-	-	-
Professional fees	287,499	638,377	42,099	231,154
Research and development	15,000	-	-	-
Salaries	386,058	937,324	45,193	357,212
Depreciation	784	261	262	261
Amortization expense - ROU	-	86,087	-	51,652
Amortization expense intangible assets	-	1,697,226	-	848,613
Total operating expenses	1,568,716	3,738,811	203,614	1,595,378

Net operating loss	(1,568,716)	(3,738,811)	(203,614)	(1,595,378)

Other (income) expense:
Interest expense	136,054	29,967	95,243	14,498
Interest income	-	(13,638)	-	-
Impairment expense	-	17,598	-	-
Gain on extinguishment of debt	(170,857)	(143,956)	-	-
Total Other (income) expense	(34,803)	(110,029)	95,243	14,498

Net loss	(1,533,913)	(3,628,782)	(298,857)	(1,609,876)

Deemed dividend related to Series B and B-1 convertible preferred stock down round provision	(7,180,301)	-	-	-
Preferred dividends	(683,374)	(512,030)	(221,863)	(187,571)
Net loss available to common shareholders	$(9,397,588)	$(4,140,812)	$(520,720)	$(1,797,447)

Basic and diluted income (loss) per share	$(0.47)	$(0.27)	$(0.03)	$(0.09)

Weighted average number of common
shares outstanding basic and diluted	20,087,821	15,225,781	20,322,698	20,020,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Total
							Additional	Common		Stockholders'
	Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Paid-In	Stock to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at August 31, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,513	$-	$(44,551,043)	$2,852,574
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	50,000	-	-	50,000
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,572)	(187,572)
Net loss, period ended November 30, 2022	-	-	-	-	-	-	-	-	(631,666)	(631,666)
Balance at November 30, 2022 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,425,513	-	$(45,370,281)	$2,083,336
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(273,939)	(273,939)
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	250,000	-	-	250,000
Common shares to be issued at $0.225	-	-	-	-	-	-	-	22,500	-	22,500
Deemed Dividend	-	-	-	-	-	-	7,180,301	-	(7,180,301)	-
Net loss, period ended February 28, 2023	-	-	-	-	-	-	-	-	(603,390)	(603,390)
Balance at February 28, 2023 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$54,855,814	22,500	$(53,427,911)	$1,478,507
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(221,863)	(221,863)
Stock based compensation	-	-	-	-	350,000	350	102,550	-	-	102,900
Common shares issued at $0.225	-	-	-	-	100,000	100	-	(22,500)	-	(22,400)
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	213,557	-	-	213,557
Net loss, period ended May 31, 2023	-	-	-	-	-	-	-	-	(298,857)	(298,857)
Balance at May 31, 2023 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,470,239	$20,470	$55,171,921	-	$(53,948,631)	$1,251,844

Balance at August 31, 2021	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	-	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	5,389,028	5,389	-	-	3,994,611	-	-	4,000,000
Common stock issued for asset purchase	-	-	-	-	19,831,623	19,832	40,634,995	-	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(3,350,368)	$44,053,248
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended February 28, 2022	-	-	-	-	-	-	-	-	(1,779,054)	(1,779,054)
Balance at February 28, 2022 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(5,316,993)	$42,086,623
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended May 31, 2022	-	-	-	-	-	-	-	-	(1,609,876)	(1,609,876)
Balance at May 31, 2022 (Unaudited)	2,694,514	2,695	5,389,028	5,389	20,020,239	20,020	47,375,512	-	(7,114,440)	40,289,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ending
	May 31, 2023	May 31, 2022

Cash flows from operating activities:
Net loss	$(1,533,913)	$(3,628,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	785	-
Loss on change in fair value of derivative liability	-	261
Amortization of ROU asset	51,652	86,087
Amortization of Mioxal asset	-	1,683,588
Amortization of discount, BCF, warrant on convertible notes	110,818	-
Termination of ROU asset lease	430,434	-
Stock based compensation	103,000	-
Impairment expense	-	17,598
Gain on extinguishment of debt	(170,857)	(143,956)
Gain on termination of lease	(19,236)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(56,421)
Prepaid expenses	44,244	(173,826)
Accounts payable	(291,936)	(401,627)
Related party payable	7,500	(64,600)
Accrued expenses	500,122	33,499
Accrued expenses - related parties	174,067	-
Net cash used in operating activities	(593,320)	(2,648,179)

Cash flows from investing activities:
Purchase of equipment	-	(3,138)
Cash paid for asset purchase	-	(350,000)
Notes receivable investment	-	(500,000)
Net cash used in investing activities	-	(853,138)

Cash flows from financing activities
Proceeds form series B-1 preferred stock purchase agreements	-	4,000,000
Proceeds from convertible notes payable	26,891	-
Proceeds from convertible notes payable - long term portion	486,667	-
Net cash provided by financing activities	513,558	4,000,000

Net increase (decrease) in cash	(79,763)	498,683
Cash - beginning of the period	156,486	137,476
Cash - end of the period	$76,723	$636,159

Supplemental disclosures:
Interest paid	$-	$24,579
Income Taxes	$-	$-
Non-cash transactions:
Right of use asset and lease liability	-	619,825
Preferred stock dividends accrued	$461,511	$312,029
Deemed dividend	$7,180,301	$-
Transfer of Mioxal asset	$39,600,000	$-
Transfer of Mioxal liabilities	$(39,500,000)	$-
Receivable created with Mioxal asset sale	$(100,000)	$-
Common stock issued for asset purchase	$-	$40,654,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2023 (Unaudited)

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $1,533,913 for the nine months ended May 31, 2023. The Company has working capital deficit of $2,330,924 and an accumulated deficit of $53,948,630 as of May 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial information as of and for the three and nine months ended May 31, 2023, and 2022 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended May 31, 2023, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements for the year ended August 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2022.

The consolidated balance sheet at August 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of May 31, 2023, and August 31, 2022.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at May 31, 2023 and August 31, 2022. All financial assets and liabilities approximate fair value.

Other Receivable

During the year ended August 31, 2022, the Company discovered duplicate withdrawals from its payroll processing company and has recorded a receivable on its unaudited condensed consolidated balance sheet at May 31, 2023. At the close of the May 31, 2023, quarter, these funds have not yet been reimbursed. There was $56,421 outstanding receivable as of May 31, 2023, and August 31, 2022.

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations during the year ended August 31, 2022. Depreciation expenses was $262 and $261 for the three months ended May 31, 2023, and 2022, respectively. Depreciation expense was $784 and $261 for the nine months ended May 31, 2023, and 2022, respectively.

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

The Series B and Series B1 convertible preferred shares would convert to 35,926,853 and 8,083,542 shares of the Company’s common at May 31, 2023, and 2022, respectively. The Company would calculate diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. For the three and nine month periods ended May 31, 2023, and 2022, potentially dilutive convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

Recently Issued Accounting Standards

As of May 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and had a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,856 and $12,482 at May 31, 2023 and August 31, 2022, respectively. The Company is in default with the repayment terms of the note. Interest of $126 and $126 was expensed during the three months ended May 31, 2023, and 2022, respectively. Interest of $374 and $374 was expensed during the nine months ended May 31, 2023 and 2022, respectively.

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

During the three months ended May 31, 2023, the Company received convertible notes of $251,242 less a discount of $37,684, for cash proceeds of $213,558. The Company issued 3,140,556 warrants and recorded a fair value of $157,206 for the warrants. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

The total fair value of the warrants was estimated using the following weighted average assumptions:

	May 31, 2023	November 29, 2022
Market price of common stock on date of issuance	$0.183 - 0.230	$0.095
Risk-free interest rate	3.75 - 3.48%	3.63%
Expected dividend yield	0	0
Expected term (in years)	7	7
Expected volatility	219.7 - 240.9%	202.5%

Additionally, a beneficial conversion feature of $56,531 was determined to exist, which represented the lesser of the conversion price of the convertible instrument or the per share fair value of the underlying stock into which it is convertible. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance.

At May 31, 2023, the Company had outstanding convertible notes payable of $604,180, less remaining unamortized discounts of $493,362 for a net liability of $110,818. The Company recognized a total of $90,456 and $137,818 of discount amortization to interest expense during the three and nine months ended May 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a contract with two consulting and pharmaceutical firms owned by the former Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 - Asset Acquisition. The $67,000 liability was released during the period and was credited to the Mioxal intangible asset. As of May 31, 2023, and August 31, 2022, the Company owed $-0- and $2,665 to these two firms and owed salary of $30,769 and $4,615 to Dr. Salzman.

As of May 31, 2023 and August 31, 2022, the Company owed salary of $76,154 and $11,538, respectively, to Jason Frankovich, a former director.

During the nine months ended May 31, 2023, the Company entered into an agreement with a former director for a payment of $80,000 and 100,000 common shares in exchange for a release of unpaid services. Resulting in a gain of $170,857 at May 31, 2023.

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

The following table summarizes balance sheet data related to leases at May 31, 2023 and August 31, 2022:

	May 31, 2023	August 31, 2022
Assets
Operating lease right of use assets	$-	$619,825
Less accumulated depreciation	-	(137,739)
Total operating lease right of use assets	$-	$482,086

Liabilities
Operating lease liability, current	$-	$199,203
Operating lease liability, noncurrent	-	298,423
Total lease liabilities	$-	$497,626

The Company was unable to pay its December 2022 lease payment and the owner has sought legal action. The Company was served with a summons in December 2022. The summons seeks a judgment of $480,000 plus interest at 5%. The lease was terminated as of December 1, 2022, and a gain on termination of $19,236 was recorded during the six months ended February 28, 2023. At February 28, 2023, the Company accrued $484,668, which includes $4,668 for interest, for the legal claim sought by the owner. The legal action is ongoing and the full amount the Company is required to pay may vary from what is accrued.

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying condensed consolidated balance sheets. The Series B and Series B-1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $1,521,171 and $837,798 of dividends payable at May 31, 2023 and August 31, 2022, respectively. The dividends have not been declared and are accrued in the accompanying unaudited condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B-1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of May 31, 2023 and August 31, 2022.

There were 2,694,514 shares of Series B Convertible Preferred Stock issued and outstanding as of May 31, 2023, and August 31, 2022, respectively. There were 5,389,028 shares of Series B-1 Convertible Preferred Stock issued and outstanding as of May 31, 2023, and August 31, 2022, respectively.

Deemed Dividend related to Series B and B-1 Convertible Preferred Stock Down Round Provision

The Series B and Series B-1 Convertible Preferred Stock issued contain a down round provision. During the nine months ended May 31, 2023, the Company entered into an agreement to issue common shares at $0.225 per share. Pursuant to the down round provision, the conversion price of the Series B and Series B-1 Convertible Preferred Stock was reduced to $0.225 per share at February 28, 2023. In addition, the Company recognized a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital) of $7,180,301 at May 31, 2023. The deemed dividend represents the value attributed to the increase in shares of common stock that preferred shareholders will receive as a result of the issuance of common shares in February 2023, which was deemed to be a down round and triggered the anti-dilution provisions associated with our convertible preferred stock.

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

During the three months ended May 31, 2023, the Company issued 450,000 of common stock to employees and a former Director of the Company. Included in the issuance was 100,000 shares previously classified as to be issued shares with a value of $22,500. The expense associated with the issuance is included in general and administrative expense on the condensed consolidated statements of operations (unaudited).

There were 20,470,239 and 20,020,239 common shares issued and outstanding as of May 31, 2023, and August 31, 2022.

Warrants

During the nine months ended May 31, 2023, the Company issued 7,552,320 warrants as part of the convertible notes financing, see Note 4 – Notes Payable. At May 31, 2023, the warrants had an intrinsic value of approximately $778,000.

At May 31, 2023 and 2022, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, August 31, 2022	-	$-	-
Issued	7,552,320	0.08	6.7
Balance, May 31, 2023	7,552,320	$0.08	6.7

Balance, August 31, 2021	-	$-	-
Balance, May 31, 2022	-	$-	-

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

On December 19, 2022, a party identified as 40 Wall Street Suites LLC, filed a complaint with the Supreme Court of New York County, New York against Innovation1 Biotech, Inc. The complaint alleges that Innovation1 failed to pay the December lease payment and therefore is responsible for payment of the remaining lease plus interest. The Company intends to defend against the complaint; however, has accrued the potential liability as stated in the claim of $484,668 at May 31, 2023.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of May 31, 2023, through the date which the unaudited condensed consolidated financial statements were filed. Based upon the review, other than described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Subsequent to May 31, 2023, the Company entered into a private placement and received net cash proceeds of $66,891, after the original issue discount of $11,805, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 983,639 shares of common stock. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended May 31, 2023 and 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as filed with the SEC on December 15, 2022 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Cash Flows & Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $1,533,913 for the nine months ended May 31, 2023. The Company has working capital deficit of $2,330,924 and an accumulated deficit of $53,948,630 as of May 31, 2023. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended May 31, 2023 and 2022

Overview. We had revenues of $-0- for the three months ended May 31, 2023 and 2022, respectively. We incurred a net loss of $298,857 and $1,609,876 for the three months ended May 31, 2023 and 2022, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $-0- revenues from operations for the three months ended May 31, 2023 and 2022. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $-0- gross margin for the three months ended May 31, 2023 and 2022.

Expenses. Our operating expenses were $203,614 and $1,595,378 for the three months ended May 31, 2023 and 2022, respectively. We experienced an increase of $94,048 in general and administrative. While we experienced a decrease of $83,000 in consulting fees, $189,055 in professional fees, $312,019 in salaries, and $900,265 in depreciation and amortization expense.

Other (Income) Expense. Our total other (income) expense was $95,243 and 14,498 for the three months ended May 31, 2023 and 2022, respectively. The increase in other (income) expense was attributable to an increase in interest expense related to the convertible notes and a decrease in interest income.

Results of Operations for the Nine Months Ended May 31, 2023 and 2022

Overview. We had revenues of $-0- for the nine months ended May 31, 2023 and 2022, respectively. We incurred a net loss of $1,533,913 and $3,628,782 for the nine months ended May 31, 2023 and 2022, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $-0- revenues from operations for the nine months ended May 31, 2023 and 2022. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $-0- gross margin for the nine months ended May 31, 2023 and 2022.

Expenses. Our operating expenses were $1,568,716 and $3,738,811 for the nine months ended May 31, 2023 and 2022, respectively. We experienced an increase of $6,429 in advertising, $318,090 in general and administrative, $480,000 in lease termination expense, and $15,000 in research and development. While we experienced a decrease of $304,680 in consulting fees, $350,878 in professional fees, $551,266 in salaries, and $1,783,313 in depreciation and amortization expense.

Other (Income) Expense. Our total other (income) expense was ($34,803) and ($110,029) for the nine months ended May 31, 2023 and 2022, respectively. The decrease in other income was attributable to a gain on extinguishment of debt, a decrease in interest income and a decrease in impairment expense offset by an increase in interest expense.

Liquidity and Capital Resources

For the nine months ended May 31, 2023, we used net cash of $593,321 for operating activities, primarily attributable salaries, professional fees and general and administrative expenses. Compared to net cash used of $2,648,179 for the nine months ended May 31, 2022.

For the nine months ended May 31, 2023, we had no investing activities. Compare to net cash used of $853,138 for the nine months ended May 31, 2022.

For the nine months ended May 31, 2023, cash of $513,558 was provided from financing activities received on our private placement financing. Compare to net cash provided of $4,000,000 for the nine months ended May 31, 2022.

Assets

We had total assets of $3,856,535 and $43,963,413 at May 31, 2023 and August 31, 2022, respectively. At May 31, 2023, our assets consisted of $76,723 cash, other receivable of $56,421, prepaid expenses of $29,805, equipment net of depreciation of $1,830, security deposit of $210,000, trademarks of $1,680, receivable – Ingenius of $100,000 and intangibles asset of $3,380,076 related to our disposition of the Mioxal Asset (Note 3 – Asset Acquisition).

Liabilities

We had total liabilities of $2,604,691 and $41,110,839 at May 31, 2023 and August 31, 2022, respectively. At May 31, 2023 our liabilities consisted of accounts payable of $305,933, accrued expenses of $539,681, accrued expenses – related party of $106,923, related party payable of $10,165, note payable - current portion of $10,000, dividends payable of $1,521,171 for our Series B and Series B-1 Convertible Preferred stock and convertible notes payable net of discount of $110,818.

Cash Requirements

At May 31, 2023, we had a cash balance of $76,723. This cash amount is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

Entry into a Material Definitive Agreement

The Company has entered into a private placement to receive net cash proceeds up to $300,000, after the original issue discount, from secured convertible promissory notes with attached $0.08 warrants to purchase up to 4,411,764 shares of common stock. Each note is discounted 15% with a maturity date of 18 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share. The Company received $300,000 of cash during the nine months ended May 31, 2023 under these notes.

During the three months ended May 31, 2023, the Company received convertible notes of $251,242 less a discount of $37,684, for cash proceeds of $213,558. The Company issued 3,140,556 warrants and recorded a fair value of $157,206 for the warrants. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2023 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as filed with the SEC on December 15, 2022.

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

On December 19, 2022, a party identified as 40 Wall Street Suites LLC, filed a complaint with the Supreme Court of New York County, New York against Innovation1 Biotech, Inc. The complaint alleges that Innovation1 failed to pay the December lease payment and therefore is responsible for payment of the remaining lease plus interest. The Company intends to defend against the complaint; however, has accrued a potential liability of $484,668 at May 31, 2023, see Note 6 – Lease Liability above.

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

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: September 13, 2023	By:	/s/ Frederick E. Pierce
	Name:	Frederick E. Pierce
	Title:	Interim Acting Chief Executive Officer Principal Executive and Principal Accounting Officer

