Form 10-K
period 2023-08-31
Innovation1 Biotech Inc.
filed 2024-01-17
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

7 Grand View Avenue

Somerville, MA 02143

(Address of principal executive offices, zip code)

+1 (617) 447-8299

(Registrant’s telephone number, including area code)

179 Rte 46W, Suite 15 #147Rockaway, New Jersey 07866

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of February 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,243,650 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

At January 12, 2024, there were 22,470,239 shares of the registrant’s common stock, par value $0.001 per share outstanding.

INNOVATION1 BIOTECH INC.

 CAUTIONARY NOTE REGARDING FORWARDING LOOKING STATEMENTS

This report contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:

•	we have a history of losses;
•	our auditors have raised substantial doubts about our ability to continue as a going concern;
•	we have a working capital deficit and need to raise additional capital to continue our business model;
•	we are a shell company and lack current business operations; and
•	our reliance on our one officer.

•	Risks related to the ownership of our securities, including:

•	the applicability of penny stock rules; and
•	material weaknesses in our internal controls over financial reporting; and
•	the significant dilution to our stockholders upon the conversion of the outstanding Series B Convertible Preferred Stock.

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

PART I

ITEM 1. BUSINESS

Corporate Overview

Innovation1 Biotech Inc. (the "Company" or "we") was incorporated under the laws of the State of Nevada. The Company currently has no operations and is evaluating a number of strategic alternatives including, but not limited to, seeking to acquire a new business in the United States, including potentially by means of a reverse merger with an operating entity. We have not generated revenues in fiscal 2022 or fiscal 2023 and do not expect to do so in the short-term.

On November 9, 2021, the Company completed its acquisition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals, held by ST Biosciences, Ltd., a company organized under the laws of England and Wales.

On November 7, 2022, the Company completed the disposition of all of the assets, including intellectual property assets, relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes, and minerals to Ingenius Biotech S.L., a corporation organized under the laws of Spain (“Ingenius”). The disposition was completed pursuant to the terms of the Agreements Relating to the Transfer of the Mioxal Product dated November 7, 2022, (the “Disposition Agreement”), described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022. Pursuant to the terms of the Disposition Agreement, Ingenius received 350,000 shares of the Company’s common stock and Ingenius agreed to pay the Company (i) $100,000 on the earlier of Ingenius’ sale, assignment, license, or other transfer of the Mioxal® product or Ingenius’ first sale or other commercialization of the Mioxal® product; and (ii) royalties in the amount of 5% of Worldwide Net Sales, as defined in the Disposition Agreement, beginning on the first sale of the Mioxal® product and ending on the 18-month anniversary of the expiration of the last remaining patent covering the Mioxal® product. Further, Ingenius agreed to release the Company from all of its liabilities and obligations relating to the Mioxal® product and indemnify the Company from all claims relating to the Mioxal® product following the date of the Disposition Agreement.  As of the date of the filing this report the Company has received neither the $100,000 payment nor any royalties from Worldwide Net Sales.   The Company does not expect to receive any payments in the future.

The foregoing description of the Disposition Agreement is qualified in its entirety by reference to the full text of the Disposition Agreement filed hereto as Exhibit 10.11.

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a business combination. As a result, the Company is a “shell” company. See the Risk Factors below.  Although the Company has been in discussions with potential partners or targets, it has not entered into any definitive agreements. The evaluation and selection of a business opportunity is a complex and uncertain process, and the Company not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control.  There is no assurance that we will be able to locate compatible business opportunities for the Company. See Risk Factors below.

Our History

The Company was incorporated in 2014 as “My Cloudz, Inc.” in the state of Nevada. In October 2017, the Company entered into a share exchange agreement to effectuate a reverse acquisition of GridIron BioNutrients, Inc. In November 2017, the Company changed its name from “MyCloudz, Inc.” to “GridIron BioNutrients, Inc.”. In March 2022, the Company changed its name to “Innovation1 Biotech, Inc.”

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business partner. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. Considering our limited financial and human resources, unless we find a partner that wants to utilize our current intellectual property, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with continued economic uncertainty primarily caused by global economic conditions and conflicts and inflation and higher interest rates, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate because of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

In order for us to be attractive to a business partner or opportunity, we will need to convince our outstanding debt holders, most of whom are currently funding the Company’s ability to remain a reporting company, to convert their outstanding debt into common stock upon the closing of any such transaction. If any of them are unwilling to do so, our ability to close a transaction will be adversely affected. Any such acquisition would be made using the Company’s common stock as currency to fund such acquisition.

Human/Capital Employees

As of January 12, 2024, we had 2 officers and 3 directors and 0 employees. Provided we have the resources, we intend to expand our current management to attract and retain skilled directors, officers, and employees with experience relevant to our business focus.

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

We incurred net operating losses of $5,988,266 and $40,877,813 respectively, for the years ended August 31, 2023, and 2022. At August 31, 2023, we had an accumulated deficit of $58,630,438. We do not generate any revenues to provide funds to pay our operating expenses or satisfy our obligations. We currently have no ability to generate our revenues to support our operations.

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

We have a working capital deficit at August 31, 2023, and 2022. We need to raise additional capital.

At August 31, 2023, we had a cash balance of $49,849 and a working capital deficit of $3,214,213 compared to a cash balance of $156,486 and a working capital deficit of $29,525,460 at August 31, 2022. We used $620,195 in net cash in our operations in the year ended August 31, 2023, as compared to $3,127,852 in net cash used in our operations in the year ended August 31, 2022. The decrease in working capital from August 31, 2022, resulted from the disposition of Mioxal assets and liabilities, this was offset by an increase in our accounts payable, accrued expenses, and the dividends payable. Our principal sources of liquidity are sales of equity and debt securities. As we are a shell company whose stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. There is no assurance that we will be successful in obtaining funding to continue operations. In that event, we may be unable to continue as a going concern.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including inflation and higher interest rates and economic uncertainty, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

Because we have no capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have as a shell company.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our shareholders could suffer a reduction in the value of their shares.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Due to factors beyond our control, our stock price will be volatile.

There is currently no market for our common stock, and there can be no guarantee that an active market for our common stock will develop once we begin trading, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock and market volatility can be based on various factors in addition to those otherwise described in this report, including:

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as future pandemics and global conflicts;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The long duration of the period of time that our common stock quotation was halted;

●	The number of shares of our common stock that are publicly traded in the future; and

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Our registration under the Securities Exchange Act of 1934 could be revoked by the Securities and Exchange Commission if we fail to file required reports.

If we fail to file reports as required under the Exchange Act, we may lose our registration. While we intend to comply with the Exchange Act’s reporting requirements moving forward, and we may be unable to comply in the future as we did in the past.  For example, this report was delinquently filed.  If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price. We cannot assure you we will not become delinquent again.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We do not expect our stock price to be above $5.00 in the foreseeable future. The “penny stock” designation will require any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules will limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price once we are trading.

As a shell company, our shareholders may face significant restrictions on the resale of our common stock due to state blue sky laws.

Because our business focus is to locate and acquire an operating business, and our Common Stock meets the definition of a “penny stock”, unless and until we acquire an operating business, certain state regulations may adversely affect the transferability of our Common Stock. Specifically, a number of state regulators have adopted laws or regulations which limit or preclude the applicability of exemptions from state registration for secondary transactions in securities of shell companies, rendering it more difficult or potentially even impossible to sell our securities in the applicable states. Current shareholders, and persons who desire to purchase the Common Stock, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the Common Stock by virtue of our status as a shell company, in addition to other characteristics of our Company and securities.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of August 31, 2023, and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of August 31, 2023, and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our shares are currently traded on the over-the-counter market, with quotations entered for our common stock on the OTCQB under the symbol “IVBT.” However, the volume of trading in our common stock is currently limited. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

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

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

None.

ITEM 2. PROPERTIES

None.

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

40 Wall Street Suites LLC.

On December 19, 2022, a party identified as 40 Wall Street Suites LLC., filed a complaint with the Supreme Court of New York County, New York against Innovation1 Biotech, Inc. The complaint alleges that Innovation1 failed to pay the December lease payment and therefore is responsible for payment of the remaining lease plus interest. The Company defended against the complaint; however, had accrued a potential liability of $484,668 at May 31, 2023, see Note 6 – Lease Liability below.

On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC. on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC. a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC. shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC. agrees not to take any action to pursue the litigation.

Greenfingers LLC A/A/O Simon D. Roffe

On April 21, 2023, a party identified as Greenfingers LLC A/A/O Simon D. Roffe, entered into a judgement in the Supreme Court of New York County, New York against Innovation1 Biotech Inc. in the amount of $264,617 plus post-judgement interest from the date of entry for failure to turn over shares of Jason Frankovich, a former director of the Company.

On October 3, 2023, the Company entered into a settlement agreement with Greenfingers LLC A/A/O Simon D. Roffe. The agreement calls for the Company to pay Greenfingers LLC A/A/O Simon D. Roffe $20,000 upon complete execution of the settlement agreement. In addition, Innovation1 shall issue Greenfingers LLC A/A/O Simon D. Roffe 2,000,000 restricted shares of common stock.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Tier of the OTC Markets Group, Inc. under the stock symbol “IVBT.” On August 31, 2023, the last reported sale price of our common stock on the OTCQB was $0.85 per share. As of August 31, 2023, there were 134 holders of record of our common stock.

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

Not Applicable.

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

Overview

The Company currently has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a business combination. The evaluation and selection of a business opportunity is a complex and uncertain process, and the Company not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control.  There is no assurance that we will be able to locate compatible business opportunities for the Company.

Going Concern and Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net operating loss of $5,988,266 for the fiscal year ended August 31, 2023. The Company has working capital deficit of $3,214,213 and an accumulated deficit of $58,630,438 as of August 31, 2023. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to seek an acquisition target is dependent upon, among other things, obtaining additional financing to continue operations. In response to these concerns, management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times. There can be no assurance that management’s plan will be successful.

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Overview. We had revenues of $0 and $0 for the years ended August 31, 2023, and 2022, respectively. We incurred a net (loss) of ($5,988,266) and ($40,877,813) for the years ended August 31, 2023, and 2022, respectively. The decrease in net income is attributable to the fators discussed below.

Revenues. We had revenues from operations of $0 and $0 for the years ended August 31, 2023, and 2022, respectively.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had gross margins of $0 and $0 from our operations for the years ended August 31, 2023, and 2022, respectively.

Expenses. Our operating expenses were $1,367,386 and $5,249,745 for the years ended August 31, 2023, and 2022, respectively. The decrease was primarily attributable to decreases of $20,432 in general and administrative expenses, $169,369 in professional fees, $186,166 in research and development, $784,396 in salaries, and $2,545,839 in depreciation and amortization expenses, offset by an increase of $100,000 in lease termination claim.

Other (Income) Expense. Our total other (income) expense was $4,620,880 and $35,628,068 for the years ended August 31, 2023, and 2022, respectively. The decrease in other expenses was attributable to a decrease of $13,638 in interest income, a decrease in the impairment expense of $32,300,072, offset by an increase of $246,312 in interest expense, an increase of $26,901 in gain on extinguishment of debt and a in increase of $1,059,835 in other (income) expense.

Liquidity and Capital Resources

For the year ended August 31, 2023, we used net cash of $620,195 for operating activities, primarily attributable salaries, professional fees and general and administrative expense.

For the year ended August 31, 2023, we had no investing activities.

For the year ended August 31, 2023, cash of $513,558 was provided from financing activities received on our private placement financing.

Assets

We had total assets of $75,993 as of August 31, 2023, which consisted of $49,849 cash, other receivable of $7,895, prepaid expenses of $15,000, equipment of $1,569 (net of accumulated depreciation), and trademarks of $1,680.

Liabilities

We had total liabilities of $3,505,956 as of August 31, 2023, consisting of accounts payable and accrued expenses of $1,528,332, note payable of $10,000, dividends payable of $1,748,625, and the convertible note payable, net of discount of $218,999.

Cash Requirements

At August 31, 2023, we had a cash balance of $49,849. Such cash amount of $49,849 is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

Subsequent to the year ended August 31, 2023, the Company has entered into securities purchase agreements to receive net cash proceeds up to $150,000, after the original issue discount, from securities purchase agreements with attached $0.08 warrants to purchase up to 2,205,882 shares of common stock. Each note is discounted 18% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

Subsequent to the year ended August 31, 3, the Company issued two demand promissory notes totaling $40,000 with 10% interest rate and 90-day maturity from the issuance date.

On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC. on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC. a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC. shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC. agrees not to take any action to pursue the litigation.

On October 3, 2023, the Company entered into a settlement agreement with Greenfingers LLC A/A/O Simon D. Roffe. The agreement calls for the Company to pay Greenfingers LLC A/A/O Simon D. Roffe $20,000 upon complete execution of the settlement agreement. In addition, Innovation1 shall issue Greenfingers LLC A/A/O Simon D. Roffe 2,000,000 restricted shares of common stock. As of August 31, 2023 the Company accrued $920,000 related to this settlement.

OFF-BALANCE SHEET ARRANGEMENTS

Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

INNOVATION1 BIOTECH INC.

Financial Statements

August 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Innovation1 Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovation1 Biotech, Inc. (“the Company”) as of August 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, net operating losses, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2017.

Spokane, Washington

January 16, 2024

Innovation1 Biotech Inc.
Balance Sheets

	August 31, 2023	August 31, 2022

ASSETS
Current assets:
Cash	$49,849	$156,486
Accounts receivable	7,895	56,421
Prepaid expenses	15,000	74,049
Total current assets	72,744	286,956

Other assets
Equipment, net	1,569	2,615
Trademarks	1,680	1,680
Intangibles	-	42,980,076
ROU Asset	-	482,086
Security Deposit	-	210,000
Total other assets	3,248	43,676,457
Total Assets	$75,993	$43,963,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$349,301	$106,215
Accrued expenses	1,072,108	39,558
Accrued expenses – related parties	106,923	116,977
Mioxal liability, current portion	-	28,500,000
Related party payable	-	2,665
Lease Liability, current portion	-	199,203
Note payable, current portion	10,000	10,000
Dividends payable	1,748,625	837,798
Total current liabilities	3,286,957	29,812,416

Long term liabilities:
Lease liability	-	298,423
Mioxal liability	-	11,000,000
Convertible note payable, net of discount	218,999	-
Total long-term liabilities	218,999	11,298,423
Total liabilities	3,505,956	41,110,839

Commitments and contingencies (Note 8)	-	-

Stockholders' equity (deficiency):

Preferred stock Series A, $0.001 par value; 22,305,486 shares authorized; -0- issued and outstanding as of August 31, 2023, and August 31, 2022	-	-

Preferred stock Series B, $0.001 par value; 2,695,514 shares authorized; 2,694,514 and 2,694,514 issued and outstanding as of August 31, 2023 and August 31, 2022, respectively	2,695	2,695

Preferred stock Series B-1, $0.001 par value; 5,389,028 shares authorized; 5,389,028 and 5,389,028 issued and outstanding as of August 31, 2023 and August 31, 2022, respectively	5,389	5,389

Common stock, $0.001 par value; 200,000,000 shares authorized; 20,470,239 and 20,020,239 shares issued and outstanding as of August 31, 2023 and August 31, 2022, respectively	20,470	20,020
Additional paid in capital	55,171,921	47,375,513
Accumulated deficit	(58,630,438)	(44,551,043)
Total stockholders' equity (deficiency)	(3,429,963)	2,852,574

Total Liabilities and Stockholders' equity	$75,993	$43,963,413

The accompanying notes are an integral part of these financial statements.

Innovation1 Biotech Inc.
Statements of Operations

	August 31, 2023	August 31, 2022
Revenue	$-	$-
Cost of Revenue	-	-
Gross margin	-	-

Operating expenses:
Advertising	10,267	4,914
Consulting fees	35,500	398,033
General and administrative	341,927	362,359
Stock-based compensation	80,500	-
Lease termination claim	100,000	-
Professional fees	308,023	477,392
Research and development	15,000	201,166
Salaries	475,123	1,259,519
Depreciation	1,046	523
Amortization expense – intangible assets	-	2,545,839
Total operating expenses	1,367,386	5,249,745

Net operating income (loss)	(1,367,386)	(5,249,745)

Other (income) expense:
Interest expense	251,826	5,514
Interest income	-	(13,638)
Impairment expense	3,480,076	35,780,148
Gain on extinguishment of debt	(170,857)	(143,956)
Other (income) expense	1,059,835	-
Total Other (income) expense	4,620,880	35,628,068

Net income (loss)	(5,988,266)	(40,877,813)

Deemed dividend related to Series B and B-1 convertible preferred stock down round provision	(7,180,301)	-
Preferred Dividends	(910,829)	(699,602)
Net income (loss) available to common shareholders	$(14,079,396)	$(41,577,415)

Basic income (loss) per share	$(0.70)	$(2.73)

Weighted average number of common shares outstanding - basic	20,184,212	15,225,781

          The accompanying notes are an integral part of these financial statements.

Innovation1 Biotech Inc.
Statements of Stockholders' Equity (Deficit)

								Common		Total
	Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Additional Paid-In	Stock to be	Accumulated	Stockholders Equity'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at August 31, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,513	$-	$(44,551,043)	$2,852,574
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	50,000	-	-	50,000
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,572)	(187,572)
Net loss, period ended November 30, 2022	-	-	-	-	-	-	-	-	(631,666)	(631,666)
Balance at November 30, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,425,513	-	$(45,370,281)	$2,083,336
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(273,939)	(273,939)
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	250,000	-	-	250,000
Common shares to be issued at $0.225	-	-	-	-	-	-	-	22,500	-	22,500
Deemed Dividend	-	-	-	-	-	-	7,180,301	-	(7,180,301)	-
Net loss, period ended February 28, 2023	-	-	-	-	-	-	-	-	(603,390)	(603,390)
Balance at February 28, 2023	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$54,855,814	22,500	$(53,427,911)	$1,478,507
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(221,863)	(221,863)
Stock based compensation	-	-	-	-	350,000	350	102,550	-	-	102,900
Common shares issued at $0.225	-	-	-	-	100,000	100	-	(22,500)	-	(22,400)
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	213,557	-	-	213,557
Net loss, period ended May 31, 2023	-	-	-	-	-	-	-	-	(298,857)	(298,857)
Balance at May 31, 2023	2,694,514	$2,695	5,389,028	$5,389	20,470,239	$20,470	$55,171,921	-	$(53,948,631)	$1,251,844
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(227,455)	(227,455)
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Common shares issued at $0.225	-	-	-	-	-	-	-	-	-	-
Deemed Dividend	-	-	-	-	-	-	-	-	-	-
Convertible notes payable BCF and Warrant	-	-	-	-	-	-	-	-	-	-
Net loss, period ended May 31, 2023	-	-	-	-	-	-	-	-	(4,454,352)	(4,454,352)
Balance at August 31, 2023	2,694,514	$2,695	5,389,028	$5,389	20,470,239	$20,470	$55,171,921	-	$(58,630,438)	$(3,429,963)

	Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders Equity'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at August 31, 2021	2,694,514	$2,695	-	$-	188,616	$188	$2,745,906	-	$(2,973,628)	$(224,839)
Series B-1 preferred stock purchase agreements	-	-	5,389,028	5,389	-	-	3,994,611	-	-	4,000,000
Common stock issued for asset purchase	-	-	-	-	19,831,623	19,832	40,634,995	-	-	40,654,827
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(136,887)	(136,887)
Net loss, period ended November 30, 2021	-	-	-	-	-	-	-	-	(239,853)	(239,853)
Balance at November 30, 2021	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(3,350,368)	$44,053,248
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended February 28, 2022	-	-	-	-	-	-	-	-	(1,779,054)	(1,779,054)
Balance at February 28, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(5,316,993)	$42,086,623
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,571)	(187,571)
Net loss, period ended May 31, 2022	-	-	-	-	-	-	-	-	(1,609,876)	(1,609,876)
Balance at May 31, 2022	2,694,514	2,695	5,389,028	5,389	20,020,239	20,020	47,375,512	-	(7,114,440)	40,289,176
Dividends on preferred stock accrued	-	-	-	-	-	-	-	-	(187,572)	(187,572)
Net loss, period ended August 31, 2022	-	-	-	-	-	-	-	-	(37,249,031)	(37,249,031)
Balance at August 31, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,512	-	$(44,551,042)	$2,852,574

The accompanying notes are an integral part of these financial statements.

Innovation1 Biotech Inc.
Statements of Cash Flows

	August 31, 2023	August 31, 2022

Cash flows from operating activities:
Net income (loss)	$(5,988,266)	$(40,877,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,047	523
Amortization of ROU Asset	51,652	137,739
Amortization of Mioxal Asset	-	2,408,100
Amortization of discount, BCF, warrant on convertible notes	218,998	-
Termination of ROU asset lease	430,434	-
Stock based compensation	103,000	-
Impairment expense	3,480,076	35,780,148
Gain on extinguishment of debt	(170,857)	(143,956)
Gain on termination of lease	(19,236)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(56,421)
Prepaid expenses	269,049	(270,049)
Other receivable	48,526	-
Accounts payable	(248,569)	(41,523)
Related party payable	(2,665)	(64,600)
Accrued expenses	1,032,550	-
Accrued expenses - related parties	174,067	-
Net cash provided by (used in) operating activities	(620,195)	(3,127,852)

Cash flows from investing activities:
Purchase of equipment	-	(3,138)
Cash paid for asset purchase	-	(850,000)
Net cash used in investing activities	-	(853,138)

Cash flows from financing activities
Proceeds form series B-1 preferred stock purchase agreements	-	4,000,000
Proceeds from notes payable	26,891	-
Proceeds from convertible notes payable - long term portion	486,667	-
Net cash provided by financing activities	513,558	4,000,000

Net increase (decrease) in cash	(106,637)	19,010
Cash - beginning of the period	156,486	137,476
Cash - end of the period	$49,849	$156,486

Supplemental disclosures:
Interest paid	$-	$37,802
Income taxes	$-	$-
Non-cash investing and financing transactions:
Right of use asset and lease liability	-	619,825
Preferred stock dividends accrued	461,511	699,601
Payables settled with intangible assets	-	117,000
Deemed dividend	7,180,301	-
Transfer of Mioxal asset	39,600,000	-
Transfer of Mioxal liabilities	(39,500,000)	-
Receivable created with Mioxal asset sale	(100,000)	-
Common Stock issued for asset purchase	$-	$40,654,827

The accompanying notes are an integral part of these financial statements.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovation1 Biotech Inc. (the “Company”) was formed under the laws of the state of Nevada in 2014, under the name of My Cloudz, Inc. Gridiron BioNutriens completed a reverse merger with My Cloudz, Inc, in October 2017 and the Company then changed its name to Gridiron BioNutrients, Inc. Effective March 31, 2022, as approved by the shareholders, the name of the Company was changed from Gridiron BioNutrients, Inc. (trading symbol GVMP) to Innovation1 Biotech Inc. (trading symbol IVBT).

The Company has elected an August 31st year end.

Change in Control

On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Interim Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act. During the Fiscal year ended August 31, 2023, both gentleman resigned from the Company.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net operating loss of $5,988,266 for the fiscal year ended August 31, 2023. The Company has a working capital deficit of $3,214,213 and an accumulated deficit of $58,630,438 as of August 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the issuance of this financial statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of August 31, 2023, and August 31, 2022.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at August 31, 2023, and August 31, 2022.

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

Inventories

Inventories consist of raw materials and T-free distillate and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as impairment expense in the accompanying statement of operations. The Company wrote-off $0 and $17,000 of obsolete inventory or inventory below market value for the for the years ended August 31, 2023 and 2022, respectively.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the accompanying statement of operations. Depreciation expense was $1,046 and $523 for the years ended August 31, 2023, and 2022, respectively.

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

The Series B and Series B1 Convertible Preferred shares would convert to 35,926,853 shares of the Company’s common stock in addition to the 20,470,239 outstanding shares at August 31, 2023. The Series B and Series B1 Convertible Preferred shares would convert to 8,083,542 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at August 31, 2022. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the years ended August 31, 2023 and 2022.

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

There was stock-based compensation of $80,500 and $0 during years ended August 31, 2023, and 2022, respectively.

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

Innovation1 Biotech, Inc.

Notes to the Financial Statements

Recently Issued Accounting Standards

As of August 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Trademark

Trademark costs are capitalized as incurred to the extent the Company expects the costs incurred to result in a trademark being awarded. The trademarks are deemed to have an indefinite life and are reviewed for impairment loss considerations annually. As of August 31, 2023 and 2022, the Company had trademarks totaling $1,680.

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

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. The first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022, and a $3,500,000 payment was due within thirty business days following the occurrence of the milestone event. The milestone, a signed sales agreement with a third party to distribute Mioxal throughout Europe, was not reached and therefore the requirement for the milestone payment was forfeited and will never be owed. In addition, $15,000,000 will be paid through the issuance of the Company’s common stock in three tranches beginning twelve months from execution of agreement with STB on September 10, 2021, as follows:

•	On September 10, 2022 - $4,000,000, not issued as of the date of this filing
•	On September 10, 2023 - $5,000,000
•	On September 10, 2024 - $6,000,000
•	Total stock to be issued - $15,000,000

The remaining balance is to be paid on an earn-out basis whereunder Ingenius will earn an 8% royalty on all sales generated by Mioxal® until the balance is satisfied.

On January 13, 2022, the Company entered into Amendment No. 1 to Purchase Agreement with Ingenius Biotech S.L. to modify the terms of the agreement dated September 10, 2021. Under the amended agreement, the first installment of $1,500,000 is now due on June 30, 2022, with an additional extension of the due date to August 30, 2022 (not paid), and the second installment is now due on December 31, 2022. See Sale of Mioxal Intangible Assets below for additional details

The Mioxal® asset has a 24-year life and will be tested for impairment on an annual basis. During twelve months ended August 31, 2022, amortization of $2,539,483 was expensed. The other intangible assets for $178,000 have a 21-year life. During the twelve months ended August 31, 2022, amortization of $6,357 was expensed. During the twelve months ended August 31, 2022, additional intangibles were added related to the asset acquisition in the amount of $38,638.

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

Valuation at the sale of Mioxal:
Cash to be received by the Company	$100,000
FV of 350,000 shares transferred to Buyer ($0.13 per share)	(45,500)
Debt assumed/forgiven by Buyer	39,500,000
Impairment expense	(39,554,500)
NPV of estimated future royalty cash stream	-
Total estimated value of intangible assets at 8-31-2023	-
Carrying value of intangible assets at 8-31-2023	$3,380,076
Impairment expense at 8-31-2023 on intangible assets	$3,380,076

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

Sale of the Mioxal Intangible Assets:

On November 7, 2022, the Company completed the disposition of all the assets, including intellectual property assets, and obligations relating to Mioxal® to Ingenius Biotech S.L., a corporation organized under the laws of Spain (“Ingenius”). As part of the disposition, certain shareholders of the Company transferred an aggregate of 350,000 shares of the Company’s currently outstanding common stock, to Ingenius and Ingenius agreed to pay the Company (i) $100,000 upon the first to occur of Ingenius’ first sale or commercialization of the Mioxal product or Ingenius’ sale, license, transfer or other disposition of the Mioxal product to a third party, and (ii) a 5% royalty on worldwide net sales of the Mioxal product by Ingenius or a third party commencing on the date of the first sale of Mioxal products and ending on the 18-month anniversary of the last to expire of any patent covering the Mioxal products. Additionally, Ingenius agreed to release the Company from all of its liabilities and obligations relating to the Mioxal products and indemnify the Company from all claims relating to the Mioxal product following the date of the disposition. After the disposition of the assets and liabilities related to Mioxal, the Company recognized a royalty asset, recorded as an intangible asset on the balance sheet. As of August 31, 2023, the royalty asset balance was $0 and the Company recorded additional impairment expense of $3,380,076. As of August 31, 2023 the Company wrote off the $100,000 of cash yet to be received to impairment expense.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

NOTE 4 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and has a maturity date of September 15, 2018. The unpaid balance including accrued interest was $12,982 and $12,482 at August 31, 2023, and 2022, respectively. The Company is in default with the repayment terms of the note. Interest of $2,982 and $2,482 was accrued for the years ended August 31, 2023 and 2022, respectively.

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

During the twelve months ended August 31, 2023, the Company received convertible notes of $251,242 less a discount of $37,684, for cash proceeds of $213,558. The Company issued 3,140,556 warrants and recorded a fair value of $157,206 for the warrants. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

The total fair value of the warrants was estimated using the following weighted average assumptions:

	August 31, 2023	November 29, 2022
Market price of common stock on date of issuance	$0.183 - 0.230	$0.095
Risk-free interest rate	3.75-3.48%	3.63%
Expected dividend yield	0	0
Expected term (in years)	7	7
Expected volatility	219.7-240.9%	202.5%

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

At August 31, 2023, the Company had outstanding convertible notes payable of $604,180, less remaining unamortized discounts of $508,661 for a net liability of $95,519. The Company recognized a total of $385,181 of discount amortization to interest expense during the twelve months ended August 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had a contract with two consulting and pharmaceutical firms owned by the former Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, that was impaired as of August 31, 2023, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 Asset Acquisition. The $67,000 liability was released during the twelve months ended August 31, 2023, and was credited to the Mioxal intangible asset. As of August 31, 2023, and 2022, the Company owed $10,165 and $2,665 to these two firms and owed salary of $30,769 and $4,615 to Dr. Salzman. As of August 31, 2023, the Company wrote off the $10,165.

As of August 31, 2023 and 2022, the Company owed salary of $76,154 and $11,538, respectively, to Jason Frankovich, a former director.

During the twelve months ended August 31, 2023, the Company entered into an agreement with a former director for a payment of $80,000 and 100,000 common shares in exchange for a release of unpaid services. Resulting in a gain of $170,857 for the twelve months ended August 31, 2023.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

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

The following table summarizes balance sheet data related to leases at August 31, 2023 and August 31, 2022:

	August 31, 2023	August 31, 2022
Assets
Operating lease right of use assets	$-	$619,825
Less accumulated depreciation	-	(137,739)
Total operating lease right of use assets	$-	$482,086

Liabilities	-
Operating lease liability, current	$-	$199,203
Operating lease liability, noncurrent	-	298,423
Total lease liabilities	$-	$497,626

Innovation1 Biotech, Inc.

Notes to the Financial Statements

The Company was unable to pay its December 2022 lease payment and the owner sought legal action. The Company was served with a summons in December 2022. The summons sought a judgment of $480,000 plus interest at 5%. The lease was terminated as of December 1, 2022, and a gain on termination of $19,236 was recorded during the six months ended February 28, 2023. The Company accrued $484,668, which included $4,668 for interest, for the legal claim sought by the owner. On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC. on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC. a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC. shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC. agrees not to take any action to pursue the litigation. As of August 31, 2023, the Company reduced the $484,688 settlement accrual to $40,000 as stated in the executed settlement agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $1,748,625 and $837,798 of dividends payable at August 31, 2023 and August 31, 2022, respectively. The dividends have not been declared and are accrued in the accompanying condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of August 31, 2023 and 2022, respectively.

There were 2,694,514 shares of Series B Convertible Preferred Stock issued and outstanding as of August 31, 2023, and August 31, 2022, respectively. There were 5,389,028 shares of Series B-1 Convertible Preferred Stock issued and outstanding as of August 31, 2023, and August 31, 2022, respectively.

Deemed Dividend related to Series B and B-1 Convertible Preferred Stock Down Round Provision

The Series B and Series B-1 Convertible Preferred Stock issued contain a down round provision. During the twelve months ended August 31, 2023, the Company entered into an agreement to issue common shares at $0.225 per share. Pursuant to the down round provision, the conversion price of the Series B and Series B-1 Convertible Preferred Stock was reduced to $0.225 per share at February 28, 2023. In addition, the Company recognized a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital) of $7,180,301 at August 31, 2023. The deemed dividend represents the value attributed to the increase in shares of common stock that preferred shareholders will receive as a result of the issuance of common shares in February 2023, which was deemed to be adown round and triggered the anti-dilution provisions associated with our convertible preferred stock.

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

During the twelve months ended August 31, 2023, the Company issued 450,000 of common stock to employees and a former Director of the Company. Included in the issuance was 100,000 shares previously classified as to be issued shares with a value of $22,500. The expense associated with the issuance is included in general and administrative expense on the condensed consolidated statements of operations.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

There were 20,470,239 and 20,020,239 common shares issued and outstanding as of August 31, 2023 and 2022, respectively.

Warrants

During the twelve months ended August 31, 2023, the Company issued 7,552,320 warrants as part of the convertible notes financing, see Note 4 – Notes Payable. At August 31, 2023, the warrants had an intrinsic value of approximately $777,889.

At August 31, 2023, and 2022, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, August 31, 2022	-	$-	-
Issued	7,552,320	0.08	7
Balance, August 31, 2023	7,552,320	$0.08	7

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

40 Wall Street Suites LLC.

On December 19, 2022, a party identified as 40 Wall Street Suites LLC., filed a complaint with the Supreme Court of New York County, New York against Innovation1 Biotech, Inc. The complaint alleges that Innovation1 failed to pay the December lease payment and therefore is responsible for payment of the remaining lease plus interest. The Company defended against the complaint; however, had accrued a potential liability of $484,668 at May 31, 2023, see Note 6 – Lease Liability above.

On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC. on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC. a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC. shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC. agrees not to take any action to pursue the litigation.

Greenfingers LLC A/A/O Simon D. Roffe

On April 21, 2023, a party identified as Greenfingers LLC A/A/O Simon D. Roffe, entered into a judgement in the Supreme Court of New York County, New York against Innovation1 Biotech Inc. in the amount of $264,617 plus post-judgement interest from the date of entry for failure to turn over shares of Jason Frankovich, a former director of the Company.

On October 3, 2023, the Company entered into a settlement agreement with Greenfingers LLC A/A/O Simon D. Roffe. The agreement calls for the Company to pay Greenfingers LLC A/A/O Simon D. Roffe $20,000 upon complete execution of the settlement agreement. In addition, Innovation1 shall issue Greenfingers LLC A/A/O Simon D. Roffe 2,000,000 restricted shares of common stock. As of August 31, 2023 the Company accrued $920,000 related to this settlement.

NOTE 9 – INCOME TAXES

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. federal corporate income tax rate was 21.0% for the years ended August 31, 2023 and 2022. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented since we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income, the Company must provide a valuation allowance for this future tax benefit.

Innovation1 Biotech, Inc.

Notes to the Financial Statements

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards (“NOL”), since management determined it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended August 31, 2023 or during the prior four fiscal years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company after its fiscal year ended August 31, 2019 remain open for examination.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% and state tax rate of 6.5% were as follows for the years ended August 31, 2023 and 2022:

	August 31, 2023		August 31, 2022
Federal income tax expense (benefit)	$(1,793,000)	21.0%	$(8,545,000)	21.0%
State income tax expense (benefit)	(555,000)	6.5%	(2,655,000)	6.5%
Revision of NOL estimates and state effective tax rates	-	-%	(182,000)	0.5%
Increase in valuation allowance	2,348,000	(28.0)%	11,392,000	(28.0)%
Income tax expense (benefit)	$-	-%	$-	-%

The net deferred tax assets consist of the following as of August 31, 2023 and 2022:

	August 31, 2023	August 31, 2022
Deferred tax assets arising from:
Net operating loss carryforwards	$3,582,000	$2,163,000
Impairment expenses	10,774,000	9,845,000
Less: valuation allowance	(14,356,000)	(12,008,000)
Net deferred tax asset	$-	$-

The change in the valuation allowance was an increase of $2,348,000 for the year ended August 31, 2023.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of August 31, 2023, through the date which the financial statements were filed. Based upon the review, other than described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Subsequent to the year ended August 31, 2023, the Company has entered into securities purchase agreements to receive net cash proceeds up to $150,000, after the original issue discount, from securities purchase agreements with attached $0.08 warrants to purchase up to 2,205,882 shares of common stock. Each note is discounted 18% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

Subsequent to the year ended August 31, 2023, the Company issued two demand promissory notes totaling $40,000 with 10% interest rate and 90-day maturity from the issuance date.

On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC. on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC. a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC. shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC. agrees not to take any action to pursue the litigation.

On October 3, 2023, the Company entered into a settlement agreement with Greenfingers LLC A/A/O Simon D. Roffe. The agreement calls for the Company to pay Greenfingers LLC A/A/O Simon D. Roffe $20,000 upon complete execution of the settlement agreement. In addition, Innovation1 shall issue Greenfingers LLC A/A/O Simon D. Roffe 2,000,000 restricted shares of common stock. As of August 31, 2023 the Company accrued $920,000 related to this settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who also serves as our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2023 as a result of material weaknesses in our internal control over financial reporting described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2023, management, consisting of our principal executive officer, assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is our principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by our Chief Executive Officer, and a director, who also serves as our principal financial officer, concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and (ii) inadequate segregation of duties consistent with control objectives, The aforementioned material weaknesses were identified by our Chief Executive Officer, who also serves as our principal financial officer, in connection with the review of our financial statements as of August 31, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended August 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of filing of this Annual Report on Form 10-K are as follows:

Name	Age	Positions

Frederick E. Pierce, II	62	Interim Acting Chief Executive Officer, President and Chairman
Charles W. Allen	48	Director, Treasurer and Secretary
Dr. Shahin Gharakhanian	69	Director

Frederick E. Pierce, II, Interim Acting Chief Executive Officer, President and Chairman

Frederick E. Pierce was appointed Director on September 9, 2022 and Chairman of the Board, President and Interim Acting Chief Executive Officer on December 6, 2022. Mr. Pierce is the Chief Executive Officer and Co-founder of Decoy Therapeutics, Inc. founded in 2020. Decoy has corporate offices in Cambridge, MA and a lab at JLABs New York City. Mr. Pierce is also an Advisor to the Canadian Consulate of Boston/Cambridge’s Healthcare and Technology Accelerator and a Board member of the Canadian Entrepreneurs of New England, where he is Chairman of the Life Sciences Leadership Council. From 2017 through 2020, Mr. Pierce served as a Senior Advisor for Bionest Partners, a life sciences consulting company, based in Paris and New York. From 2018 to 2021 Mr. Pierce served as Chief Executive Office and on the Board of Directors of Microbial Machines, Inc., a biotechnology research company based in Woburn, Massachusetts. From 2017 through 2020.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCQB, which does not have director independence requirements. Our Board is composed of three members, of which two members qualify as independent directors in accordance with the published listing requirements of the NASDAQ Stock Market. Mr. Pierce is not independent as a result of serving as the interim acting Chief Executive officer.

COMMITTEES

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. The Board currently acts as our audit committee. Since we are still a developing company, the Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

BOARD DIVERSITY

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members, as well as a particular nominee’s contribution to that mix. Although there are many other factors, the Board seeks individuals with experience in the life sciences industry, accounting and public company experience, and legal experience.

STOCKHOLDER NOMINATIONS

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Given the early stage of our business, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2023 and 2022 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.  We refer to these individuals as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Timothy Orr Former Chief Executive Officer and Former Interim	2023	-	-	-	-	-	-	-	-
Chief Financial Officer	2022	-	-	-	-	-	-	108,000	108,000

Jeffery Kraws Former Chief	2023	-	-	-	-	-	-	-	-
Executive Officer	2022	312,981	194,250	-	-	-	-	-	507,231

Andrew Salzman Former Chief	2023	-	-	-	-	-	-	-	-
Science Officer	2022	91,538	-	-		-	-	131,500	223,038

Director Compensation

Our directors were not compensated in fiscal 2023.

Option Grants

There are no unexercised stock options, stock that has not vested and incentive plan awards for our named executive officers outstanding as of August 31, 2023 and 2022, respectively.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2023.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2023.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2023, and through the date of filing of this Annual Report on Form 10-K, provided for or contributed to by our company.

DIRECTOR COMPENSATION

As of August 31, 2023, our director(s) have not received compensation for serving on the board. We plan to provide an industry standard renumeration package for our board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of January 12, 2024 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Innvation1 Biotech Inc., Inc., 7 Grand View Avenue, Somerville, MA 02143

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Directors and Named Executive Officers:
Common Stock	Frederick E. Pierce, II (2)	0	0%
Common Stock	Jeffrey J. Kraws (3)	1,389,055	6.8%
Common Stock	Charles Allen (4)	0	0
Common Stock	Shahin Gharakhanian (5)	0	0
Common Stock	All directors, and executive officers as a group (4 persons)	1,389,055	6.8%

5% Shareholders:
Common Stock	Jason Frankovich	13,452,785	65.72%

———————

* Less than one percent.

(1)

Applicable percentages are based on 20,470,239 shares outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, underlying options and warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of January 12, 2024 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options and warrants or options and warrants that have or will vest and become exercisable within 60 days of January 12, 2024.

(2)	Pierce. Mr. Pierce is a director and executive officer.

(3)

Kraws. Ms. Kraws is a former executive officer (chief executive officer) and director.  Because Mr. Kraws served as Chief Executive Officer in fiscal 2023, he is a named executive officer under the SEC’s disclosure rules.

(4)	Allen. Mr. Allen is a director.

(5)	Gharakhanian. Dr. Gharakhanian is a director.

(6)

Frankovich. Mr. Frankovich is the former Chairman of STB, formerly a related party, and directly or indirectly owns 65.72% of the issued and outstanding ordinary shares of the Company. Mr. Frankovich is a former Director and employee of the Company. This number includes 942,002 in affiliated holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended August 31, 2023 and 2022, we paid Timothy Orr, our former interim CFO and director, $0 and $108,000, respectively. The monies owed represented unpaid compensation and reimbursements for business expenses.

The Company had a contract with two consulting and pharmaceutical firms owned by Dr. Andrew Salzman, the former Chief Science Officer and director during fiscal year 2022 and early fiscal year 2023, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 Asset Acquisition. The $67,000 liability was released during the twelve months ended August 31, 2022, and was credited to the Mioxal intangible asset. As of August 31, 2023 and 2022, the Company owed $0 and $2,665 to these two firms and owed salary of $30,769 and $4,615 to Dr. Salzman.

Mr. Kraws, a former officer of the Company, owns approximately 6.8% of the issued and outstanding ordinary shares of STB, and Mr. Frankovich, a former director, owns approximately 66% of the issued and outstanding ordinary shares of STB. As a result of the acquisition, STB was issued 19,831,623 shares of the Company’s common stock, which represented approximately 70% of the Company’s outstanding shares of common stock on a fully diluted basis as of the closing of the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected Fruci & Associates II, PLLC, 802 N. Washington St., Spokane, WA 99201 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending August 31, 2023. Fruci & Associates II, PLLC have audited the financial statements of the Company since the fiscal year ended August 31, 2017.

The following table summarizes the fees charged the Company for the listed services during fiscal years 2023 and 2022:

Type of fee:	August 31, 2023	August 31, 2022	Description

Audit fees:	$54,751	$119,280	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-	-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	500	4,000
All other fees	-	-
Total	$55,251	$123,280

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/2015	3.1
3.1.2	Certificate of Amendment	10-K	12/15/2017	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/2018	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/2018	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/2018	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/2018	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/2018	3.1.4
3.1.8	Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	11/24/2021	3.1
3.2	Bylaws	S-1	4/13/2015	3.2
3.2.1	Amendment to Certificate of Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock	8-K	11/24/2021	3.2
3.2.2	Amended and Restated Bylaws	8-K	11/30/2022	3.2
4.1	Securities Purchase Agreement & Warrants Dated July 30, 2018	10-K	12/14/2020	4.1
10.1	Supply Agreement, Notis Global, Inc. November 27, 2019	10-K	12/14/2020	10.1
10.2	Toll Processing Agreement, Syndicate Oil, November 26, 2019	10-K	12/14/2020	10.2
10.3	Collaboration Agreement, Notis Global, Inc. January 24, 2020	10-K	12/14/2020	10.3
10.4	Calvary Convertible Note Dated August 27, 2019	10-K	12/14/2020	10.4
10.5	Calvary Convertible Note Dated November 25, 2019	10-K	12/14/2020	10.5
10.6	Calvary Convertible Note Dated January 27, 2020	10-K	12/14/2020	10.6
10.7	Calvary Convertible Note Dated April 27, 2020	10-K	12/14/2020	10.7
10.8	Exchange Agreement dated April 9, 2021 by and between Gridiron BioNutrients, Inc. and Cavalry Fund Management, LLP	8-K	4/12/2021	10.1
10.9	Series B1 Preferred Stock FinancingAgreement dated September 7, 2021 by and between Gridiron BioNutrients, Inc. and Lincoln Park Capital Fund, LLP	8-K	9/7/2021	10.1
10.10	Definitive Asset Purchase Agreement with ST Biosciences, Ltd Dated November 5, 2021	8-K	10/28/2021	10.1
10.11	Agreements Relating to the Transfer of the Mioxal Product, dated as of November 7, 2022, by and between Innovation1 Biotech Inc. and Ingenius Biotech S.L	8-K	11/14/2022	10.1
10.12	Series B-1 Purchase Agreement, dated November 24, 2021, by and between Gridiron BioNutrients, Inc. and L1 Capital Opportunities Master Fund Ltd.	8-K	11/24/2021	10.1
10.13	Securities Purchase Agreement by and between Innovation1 Biotech Inc. Cavalry Fund I, LP, Lincoln Park Capital Fund, LLC and L1 Capital Global Opportunities Master Fund Ltd (including the Form of Note and Warrant).	8-K	12/12/2022	10.1
10.14	Security Agreement by and between by and between Innovation1 Biotech Inc. Cavalry Fund I, LP, Lincoln Park Capital Fund, LLC and L1 Capital Global Opportunities Master Fund Ltd.	8-K	12/12/2022	10.2
31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Innovation1 Biotech Inc., at the address on the cover page of this report, Attention: Corporate

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

INNOVATION1 BIOTECH INC.

Date: January 16, 2024	By:	/s/ Frederick E. Pierce
Frederick E. Pierce
Interim Acting Chief Executive Officer,
Principal Financial Officer, President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: January 16, 2024	/s/ Frederick E. Pierce
Frederick E. Pierce
Interim Acting Chief Executive Officer,
Principal Executive Officer, Principal Accounting Officer Chairman of the Board of Directors

Date: January 16, 2024	/s/ Charles W. Allen
Charles W. Allen
Treasurer and Secretary and Director

Date: January 16, 2024	/s/ Dr. Shahin Gharakhanian
Dr. Shahin Gharakhanian
Director

