Form 10-Q
period 2023-11-30
Innovation1 Biotech Inc.
filed 2025-01-27
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55852

INNOVATION1 BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2275255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

169 Madison Ave, #15129

New York, NY 10016

(Address of principal executive offices, zip code)

(212) 292-3115

(Registrant’s telephone number, including area code)

7 Grand View Avenue

Somerville, MA 02143

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 27, 2025, there were 22,470,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:
	•	we have a history of losses;
	•	our auditors have raised substantial doubts about our ability to continue as a going concern;
	•	we have a working capital deficit and need to raise additional capital to develop our business plan; and
	•	our reliance on our officer and director.
•	Risks related to regulation applicable to our industry, including:
	•	compliance with existing laws and regulations and possible future changes in laws and regulations.
•	Risks related to the ownership of our securities, including:
	•	the applicability of penny stock rules; and
	•	material weaknesses in our internal control over financial reporting; and
	•	the significant dilution to our stockholders upon the conversion of the outstanding Series C and Series C-1 Convertible Preferred Stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2024 (the “2023 Form 10-K”). New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

All references in this report to the “Company”, “Innovation1 Biotech Inc.”, “Innovation1”, “we”, “us,” or “our” are to Innovation1 Biotech Inc. (formerly “Gridiron BioNutrients, Inc.”), a Nevada corporation.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2023	August 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,819	$49,849
Accounts receivable	—	7,895
Prepaid expenses	11,250	15,000
Total current assets	17,069	72,744

Other assets
Equipment, net	1,308	1,569
Trademarks	1,680	1,680
Total other assets	2,988	3,249
Total Assets	$20,057	$75,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$357,342	$349,301
Accrued expenses	162,219	1,072,108
Accrued expenses - related parties	106,923	106,923
Short term loans	40,000	—
Note payable, current portion	10,000	10,000
Dividends payable	1,979,278	1,748,625
Total current liabilities	2,655,762	3,286,957

Long term liabilities:
Convertible note payable net of discount	414,552	218,999
Total long term liabilities	414,552	218,999
Total liabilities	3,070,314	3,505,956

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity (deficiency):
Preferred stock - Series A, $0.001 par value; 22,305,486 shares authorized;
-0- issued and outstanding as of November 30, 2023 and August 31, 2023	—	—
Preferred stock - Series B, $0.001 par value; 2,694,514 shares authorized;
2,694,514 issued and outstanding as of November 30, 2023 and August 31, 2023	2,695	2,695
Preferred stock - Series B-1, $0.001 par value; 5,389,028 shares authorized;
5,389,028 issued and outstanding as of November 30, 2023 and August 31, 2023	5,389	5,389
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,470,239 and 20,470,239 issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	22,470	20,470
Additional paid in capital	55,966,366	55,171,921
Accumulated deficit	(59,047,177)	(58,630,438)
Total stockholders’ equity (deficit)	(3,050,257)	(3,429,963)
Total Liabilities and Stockholders’ equity	$20,057	$75,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2023	2022
Revenue	$—	$—
Cost of revenue	—	—

Gross margin	—	—

Operating expenses:
Advertising	—	5,237
Consulting fees	36,806	20,500
General and administrative	13,452	161,008
Professional fees	64,757	144,976
Research and development	—	15,000
Salaries	40,556	281,838
Depreciation	261	261
Total operating expenses	155,832	628,820

Net operating loss	(155,832)	(628,820)

Other (income) expense:
Interest expense	104,064	2,846
Gain on extinguishment of debt	(4,668)	—
Total Other (income) expense	99,396	2,846

Net loss	(255,228)	(631,666)

Preferred dividends	(230,653)	(187,572)
Net loss available to common shareholders	$(485,881)	$(819,238)

Total Other expense	$(0.02)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	21,122,091	20,020,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Additional		Total
									Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at August 31, 2023	—	$—	2,694,514	$2,695	5,389,028	$5,389	20,470,239	$20,470	$55,171,921	$(58,630,438)	$(3,429,963)
Convertible Notes Payable - Warrant	—	—	—	—	—	—	—	—	61,105	—	61,105
Shares issued - settlement agreement	—	—	—	—	—	—	2,000,000	2,000	898,000	—	900,000
Dividends on preferred stock accrued	—	—	—	—	—	—	—	—	—	(230,653)	(230,653)
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	—	—	—	—	—	—	(164,660)	69,142	(95,518)
Net loss, period ended November 30, 2023	—	—	—	—	—	—	—	—	—	(255,228)	(255,228)
Balance at November 30, 2023 (Unaudited)	—	$—	2,694,514	$2,695	5,389,028	$5,389	22,470,239	$22,470	$55,966,366	$(59,047,177)	$(3,050,257)

Balance at August 31, 2022	—	$—	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,513	$(44,551,043)	$2,852,574
Convertible Notes Payable BCF and Warrant	—	—	—	—	—	—	—	—	50,000	—	50,000
Dividends on preferred stock accrued	—	—	—	—	—	—	—	—	—	(187,572)	(187,572)
Net loss, period ended November 30, 2022	—	—	—	—	—	—	—	—	—	(631,666)	(631,666)
Balance at November 30, 2022 (Unaudited)	—	$—	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,425,513	$(45,370,281)	$2,083,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	November 30, 2023	November 30, 2022

Cash flows from operating activities:
Net income (loss)	$(255,228)	$(631,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	261
Amortization of ROU Asset	—	51,652
Amortization of discount, warrants, BCF on convertible notes payable	94,250	2,720
Changes in operating assets and liabilities:		—
Accounts receivable	7,895	—
Prepaid expenses	3,750	20,980
Accounts payable	8,041	49,937
Related party payable	—	7,500
Accrued expenses	(9,889)	59,313
Accrued expenses - related parties	—	244,067
Net cash used in operating activities	(150,920)	(195,235)

Cash flows from investing activities:
Cash paid for asset purchase	—	—
Notes receivable investment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from short term notes payable	40,000	—
Proceeds from convertible notes payable	66,890	50,000
Net cash provided by financing activities	106,890	50,000

Net decrease in cash	(44,030)	(145,235)
Cash – beginning of the period	49,849	156,486
Cash – end of the period	$5,819	$11,251

Supplemental disclosures:
Interest paid	$132,682	$12,043
Non-cash investment and financing activities:
Preferred stock dividends accrued	$230,653	$187,572
Sale of Mioxal assets	$—	$39,600,000
Transfer of Mioxal liabilities	$—	$(39,500,000)
Receivable created with sale of Mioxal assets	$—	$(100,000)

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

Pursuant to an exclusive worldwide, royalty-bearing license (as more fully described below in Note 9 – Subsequent Events) to research, develop, make or have made, use, import, market, offer for sale, and sell the licensed assets (each a “Licensed Asset”), the Company intends to (1) sell natural supplements under the brand name NutraFlu and Nutravid19 (together, referred to as “Nutra”) for the treatment of symptoms associated with the flu and long covid, respectively, based on research conducted by the licensor on its anti-viral NLC001 clinical programs and (2) develop the licensors Phase II clinical program for its anti-viral molecule designated NLC001, for the treatment of long covid and other viral indications.

The Company has elected an August 31st year end.

Change in Control

On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. On December 6, 2022, Mr. Kraws stepped down as the Company’s Chief Executive Officer. He remains a director. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act. Mr. Frankovich has since resigned as a director. On December 6, 2022, Frederick E. Pierce was appointed as the Interim Acting Chief Executive Officer. See “Note 9- Subsequent Events”.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $255,228 for the three months ended November 30, 2023. The Company has a working capital deficit of $2,638,693 and an accumulated deficit of $59,047,177 as of November 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial information as of and for the three months ended November 30, 2023 and 2022 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended August 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 17, 2024 (the “2023 Form 10-K”).

The condensed consolidated balance sheet at August 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Innovation1 Biotech Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of November 30, 2023 and August 31, 2023.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at November 30, 2023, and August 31, 2023. The Company had Level 3 liabilities related to outstanding warrants at November 30, 2023. All financial assets and liabilities approximate fair value.

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the statement of operations for the year ended August 31, 2022. Depreciation expense was $261 for the three months ended November 30, 2023, and 2022.

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

The Series B and Series B1 convertible preferred shares would convert to 42,142,782 shares of the Company’s common stock in addition to the 22,470,239 outstanding shares at November 30, 2023. The Series B and Series B1 Convertible Preferred shares would convert to 8,083,542 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at November 30, 2022. The Company calculates diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. The conversion of the Company’s Series B Convertible Preferred shares are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s operating losses for the three months ended November 30, 2023 and 2022.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU becomes effective for public business entities for fiscal years beginning after December 15, 2021, and December 15, 2023, for all other entities. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted the new guidance on November 30, 2023, using the modified retrospective approach and recorded a cumulative effect upon adoption of $69,142 as a reduction to accumulated deficit and a reduction to paid in capital of $170,445 related to amounts attributable to conversion options that had previously been recorded in equity.

Recently Issued Accounting Standards

As of November 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

The Mioxal® intellectual property, including the patent rights, was acquired by STB from Ingenius Biotech S.L, a Spanish corporation (“Ingenius”) on September 10, 2021. The Ingenius milestone and stock payments set forth in the Purchase Agreement between Ingenius and STB, were assumed by the Company in aggregate of $39,500,000 and are recorded in current and long-term liabilities in the accompanying consolidated balance sheets. The first installment of $1,500,000 was due on January 15, 2022, the second installment of $1,500,000 on April 15, 2022 and a $3,500,000 payment was due within thirty business days following the occurrence of the milestone event. The milestone, a signed sales agreement with a third party to distribute Mioxal throughout Europe, was not reached and therefore the requirement for the milestone payment was forfeited and will never be owed. In addition, $15,000,000 was to be paid through the issuance of the Company’s common stock in three tranches beginning twelve months from execution of agreement with STB on September 10, 2021:

●	on September 10, 2022 - $4,000,000 (not issued as of the date of this filing)

●	on September 10, 2023 - $5,000,000

●	on September 10, 2024 - $6,000,000

●	Total stock to be issued - $15,000,000

The remaining balance was to be paid on an earn-out basis where under Ingenius would earn an 8% royalty on all sales generated by Mioxal® until the balance was satisfied.

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

Valuation at the sale of Mioxal:
Cash to be received by the Company	$100,000
FV of 350,000 shares transferred to Buyer from third parties ($0.13 per share)	(45,500)
Debt assumed/forgiven by Buyer	39,500,000
Impairment expense	(39,554,500)
NPV of estimated future royalty cash stream	—
Total estimated value of intangible assets at August 31, 2023	—
Carrying value of intangible assets at August 31, 2023	$3,380,076
Impairment expense at August 31, 2023 on intangible assets	$3,380,076

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

NOTE 4 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and had a maturity date of September 15, 2018. The unpaid balance including accrued interest was $13,107 and $12,603 at November 30, 2023, and 2022, respectively. The Company is in default with the repayment terms of the note. Interest of $125 and $125 was expensed during the three months ended November 30, 2023, and 2022, respectively.

In the three months ended November 30, 2023, the Company issued $40,000 in promissory notes to limited liability companies. The loans bear interest at 10% and have a 90-day maturity date. The unpaid balance including accrued interest was $40,440 at November 30, 2023. Interest of $440 was expensed during the three months ended November 30, 2023.

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

During the three months ended November 30, 2023, the Company received convertible notes of $78,694 less a discount of $11,804, for cash proceeds of $66,890. The Company issued 983,693 warrants and recorded a fair value of $61,105 for the warrants. Each note, is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

The total fair value of the warrants was estimated using the following weighted average assumptions:

	August 31, 2023	November 29, 2022
Market price of common stock on date of issuance	$0.183 - 0.23	$0.095
Risk-free interest rate	3.75 - 3.48%	3.63%
Expected dividend yield	0	0
Expected term (in years)	7	7
Expected volatility	219.7 – 240.9%	202.5%

Prior to the adoption of ASU 2020-06, a beneficial conversion feature of $170,445 was determined to exist, which represented the lesser of the conversion price of the convertible instrument or the per share fair value of the underlying stock into which it is convertible. Upon adoption of ASU 2020-06 on November 30, 2023, the beneficial conversion feature that remained of $72,685 and all previously booked amortization in the amount of $97,760 was reversed to interest expense in the amount of $28,618 and $69,142 to additional paid in capital on the condensed consolidated balance sheet.

At November 30, 2023, the Company had outstanding convertible notes payable of $682,874, less remaining unamortized discounts of $55,757 for a net liability of $627,117. The Company recognized a total of $13,657 of discount amortization to interest expense during the three months ended November 30, 2023.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a contract with two consulting and pharmaceutical firms owned by the former Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, that was impaired as of August 31,2023, $131,500 for research and development fees and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 Asset Acquisition. The $67,000 liability was released during the twelve months ended August 31, 2023, and was credited to the Mioxal intangible asset. As of August 31, 2023, the Company owed $10,165 to these two firms and owed salary of $30,769 to Dr. Salzman. As of August 31, 2023, the Company wrote off the $10,165.

As of November 30, 2023 and August 31, 2023, the Company owed salary of $76,154 and $76,154, respectively, to Jason Frankovich, a former director.

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

The Company was unable to pay its December 2022 lease payment and the owner sought legal action. The Company was served with a summons in December 2022. The summons sought a judgment of $480,000 plus interest at 5%. The lease was terminated as of December 1, 2022, and a gain on termination of $19,236 was recorded during the six months ended February 28, 2023. The Company accrued $484,668, which included $4,668 for interest, for the legal claim sought by the owner. On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC. on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC. shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC. agrees not to take any action to pursue the litigation. As of August 31, 2023, the Company reduced the $484,688 settlement accrual to $40,000 as stated in the executed settlement agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $1,979,278 and $1,748,625 of dividends payable at November 30, 2023, and August 31, 2023, respectively. The dividends have not been declared and are accrued in the accompanying unaudited condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of November 30, 2023, and August 31, 2023.

There were 2,694,514 shares of Series B Convertible Preferred Stock issued and outstanding as of November 30, 2023, and August 31, 2023, respectively. There were 5,389,028 shares of Series B-1 Convertible Preferred Stock issued and outstanding as of November 30, 2023, and August 31, 2023, respectively.

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

During the three months ended November 30, 2023, the Company issued 2,000,000 shares of restricted common stock under a settlement agreement.

There were 22,470,239 and 20,470,239 common shares issued and outstanding as of November 30, 2023, and August 31, 2023, respectively.

Warrants

During the three months ended November 30, 2023, the Company issued 983,693 warrants to purchase shares of the Company’s common stock, as part of the convertible notes financing, see Note 4 – Notes Payable.

At November 30, 2023 and 2022, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, August 31, 2023	7,552,320	$0.08	5.21
Issued	983,693	0.08	5.75
Balance, November 30, 2023	8,536,013	$0.08	5.48

Balance, August 31, 2022	—	$—	—
Issued	735,294	0.08	7
Balance, November 30, 2022	735,294	$0.08	7

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 30, 2022, a party identified as New You Inc. filed a complaint with the District Court of Clark County, Nevada against Innovation 1 Biotech, Inc, ST Biosciences LTD, Jeffrey Kraws and Jason Frankovich. The complaint alleges that during Mr. Frankovich’s service to New You Inc. as Chairman of the Board of Directors, concurrent with Mr. Frankovich’s and Mr. Kraws’ services as executives of ST Biosciences LTD, Mr. Frankovich converted funds away from New You Inc. to satisfy obligations of ST Biosciences LTD and/or Innovation1 and/or to enrich Frankovich and Kraws. The amount of the claim is a total of $249,020 plus damages in excess of $30,000 and includes a claim for legal fees. The Company’s legal firm has evaluated the claims of the complaint and together with Innovation1 management believes the claims to be without merit. The Company intends to defend against the complaint and believes any potential liability to be $0.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of November 30, 2023, through the date which the condensed consolidated financial statements were filed. Based upon the review, other than described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Subsequent to the period ended November 30,2023, the Company has entered into securities purchase agreements to receive net cash proceeds up to $150,000, after the original issue discount, from securities purchase agreements with attached $0.08 warrants to purchase up to 2,205,882 shares of common stock. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.08. The warrants are exercisable for a period of seven years at an exercise price of $0.08 per share.

Subsequent to the period ended November 30,2023, the Company entered into an Exchange Agreement with four investors whereas all of the Series B Preferred Stock, Series B-1 Preferred Stock, promissory notes and warrants issued by the Company to the investors, including all such securities currently held by the Investor representing approximately $16.1 million were exchanged for Series C-1 Preferred Stock of the Company totaling 14,250,000.

Subsequent to the period covered by this report, effective October 29, 2024, the Company entered into a license agreement, as amended, by and among NLC Ltd., an Israeli limited company and NLC Viral Defense, LLC, a Delaware limited liability company (NLC Ltd. and NLC Viral Defense, LLC collectively, “NLC”), with principal offices located at 25 Shlomo Ben Yosef Street, Suite 44, Tel Aviv, Israel. Pursuant to the license agreement, the Company was granted an exclusive worldwide, royalty-bearing license to research, develop, make or have made, use, import, market, offer for sale, and sell the following assets (each a “Licensed Asset”): (1) Natural supplements under the brand name NutraFlu and Nutravid19 (together, referred to as “Nutra”) for the treatment of symptoms associated with the flu and long covid, respectively, based on research conducted by NLC on its anti-viral NLC001 clinical programs, and (2) NLC’s Phase II clinical program for its anti-viral molecule designated NLC001, for the treatment of long covid and other viral indications. In consideration of the license the Company shall pay the following royalties, if any to NLC: (1) In respect of sales of Nutra: 12.0% on the first $2.5 million in net sales generated from the sale of Nutra, 9.0% on the next $2.5 million in net sales generated from the sale of Nutra and 6% of net sales generated from the sale of Nutra thereafter; and (2) In respect of sales of NLC001: 12.0% on the first $2.5 million in net sales generated from the sale of NLC001, 9.0% on the next $2.5 million in net sales generated from the sale of NLC001 and 6% of net sales generated from the sale of NLC001 thereafter. Commencing on the second anniversary of the closing of the license agreement and for the remainder of the term of the license agreement, the Company shall also be entitled to a minimum payment of $25,000 per quarter. The license agreement is subject to standard terms and conditions. The Company requires significant working capital to research and develop the Licensed Assets and there are no assurances the Company will receive any financing or financing on reasonable terms. Furthermore, there are no assurances that the Company will develop or license any products based on the Licensed Assets. To date the Company has not developed any Licensed Assets into products for sale. The Company requires financing to fund research and development, marketing and general administrative and general business expenses as it attempts to develop marketable products. There are no assurances the Company will obtain such financing or that such financing will be available on reasonable terms.

Pursuant to the license agreement the Company paid NLC a fee of $100,000 and pursuant to a stock issuance agreement committed to issue NLC Ltd. 1,023,511,950 shares of restricted common stock, representing an aggregate of 10.0% of the Company’s issued and outstanding shares of common stock on a fully diluted basis (the “NLC Shares”), which the Company agreed to issue following the effective date of the Authorized Share Increase. In addition, the Company paid NLC approximately $35,000 plus VAT at the applicable rate on the date of payment for NLC’s reasonable and documented legal expenses incurred by it in connection with the negotiation of the license agreement and related transactions.

Effective October 29, 2024, the Company also entered into a two-year consulting agreement with Dr. Dorit Arad pursuant to which she will oversee and guide the technological aspects of the Company's operations. Dr. Arad shall receive an initial fee of $12,500 per month, until the Company has raised $1,500,000 in financing capital. Once the Company has raised $1,500,000 in financing capital, Dr. Arad shall receive a fee of $15,000 per month, until the Company has reached profitability in accordance with generally accepted accounting principles, consistently applied (“GAAP Profitability”). Once the Company has reached GAAP Profitability, Dr. Arad shall receive a fee of $20,000 per month through the term of her consultancy. In addition to the foregoing, Dr. Arad shall be considered for performance-based bonuses in accordance with the general compensation and bonus policy of the Company then in effect. Upon the raising of at least $2 million by the Company in aggregate proceeds from investors (not referred by Dr. Arad), Dr. Arad shall receive a one-time bonus of $100,000. Dr. Arad serves as the chief executive officer of NLC. The Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer following the effectiveness of the Authorized Share Increase (as defined below).

On November 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C and on November 12, 2024 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C-1. The number of shares constituting the Series C is 1,200,000 shares, par value $0.001 per share, with a conversion price of $0.000000586216897634410 per share. The number of shares constituting the Series C-1 is 15,000,000, par value $0.001 per share and a conversion price of $0.00000209963072212 per share. The stated value for the Series C and the Series C-1 is equal to $0.001 (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the common stock or any other shares of the Corporation’s capital stock, including, without limitation, any series of the Company’s preferred stock, the “Stated Value”)). The holders of Series C and Series C-1 shall vote with the shares of common stock, on an as-converted to common stock basis, with respect to all matters on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. The Series C holders are subject to a 4.99% beneficial ownership limitations but are not subject to any beneficial ownership limitations and vote on an as converted basis for the Authorized Share Increase.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, prior and in preference to the common stock or any other series of preferred stock except for the Series C-1 or Series C, respectively, the holders shall be entitled to receive on an in pari passu basis with the holders of the Series C-1 or Series C, respectively, out of the assets available for distribution to stockholders an amount in cash equal to 120% of the aggregate Stated Value of all shares of Series C or all shares of Series C-1, as applicable, held by such holder. Each share of Series C and Series C-1 shall be convertible, at any time and from time to time after the original issue date, at the option of the holder thereof, into that number of shares of common stock determined by dividing the Stated Value of such share of Series C or Series C-1 by the conversion price. Commencing January 1, 2025 and continuing thereafter on each successive six-month anniversary holders of Series C and Series C-1 shall be entitled to receive, and the Company shall pay, by issuing shares of common stock to holders as calculated as follows (subject to applicable law), dividends on shares of preferred stock, based on the Stated Value, at a rate of 6% per annum, commencing on the original issue date until the earlier of (i) the date that the preferred stock is converted to common stock or redeemed by the Company, or (ii) the date no shares of Series C and/or Series C remain outstanding.

On November 1, 2024, the Company entered into a Securities Purchase Agreement with three officers and directors of the Company and sold the officers and directors an aggregate of 1,200,000 shares of the Company’s Series C for gross proceeds of $12,000. On November 12, 2024, the Company entered into Exchange Agreements with certain accredited investors to exchange all of the Company’s issued and outstanding Series B Preferred Stock, Series B-1 Preferred Stock, promissory notes and warrants issued by the Company to the investors (the “Original Securities”) for an aggregate of 14,250,000 shares of Series C-1. Upon consummation of the exchange, all of the Original Securities were cancelled. In addition, the Company entered into a Securities Purchase Agreements dated November 12, 2024 with two accredited investors and issued to the investors an aggregate of 750,000 shares of the Company’s Series C-1 for gross proceeds of $600,000. The investors under the Series C and Series C-1 securities purchase agreements also entered into registration rights agreements with the Company to register the shares of common stock issuable upon conversion of Series C and Series C-1.

Upon the closing of the Series C and Series C-1 securities purchase agreements, Charles Allen and Fredrick Pierce II resigned as officers and directors of the Company and Francis Knuettel II was appointed Executive Chairman of the Board, and the Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer and Sam Knipper as Interim Chief Executive Officer and Chief Financial Officer following the effectiveness of the Authorized Share Increase. Dr. Arad continues to serve as the chief executive officer of NLC.

On January 9, 2025 our board of directors approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 shares to 250,000,000,000 shares (“the “Authorized Share Increase”) which is described in this Information Statement. We obtained written consent by the holders of the Company’s outstanding Series C Senior Convertible Preferred Stock holding a majority of the voting power of the Company’s outstanding capital stock, approving the Authorized Share Increase. Once we decide to implement the Authorized Share Increase, it would become effective on the date of filing of Articles of Amendment to our articles with the office of the Secretary of State of the State of Nevada. However, a U.S. Securities and Exchange Commission rule requires the Articles of Amendment may not be filed until at least 20 calendar days after the mailing of an information statement to our non-consenting shareholders

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended November 30, 2023 and 2022 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, as filed with the SEC on January 17, 2024 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

During the period covered by this report the Company currently had no sources of revenue and no specific business plan or purpose. The Company’s business plan was to seek a business combination.

Subsequent to the period covered by this report, effective October 29, 2024, the Company entered into a license agreement, as amended, by and among NLC Ltd., an Israeli limited company and NLC Viral Defense, LLC, a Delaware limited liability company (NLC Ltd. and NLC Viral Defense, LLC collectively, “NLC”), with principal offices located at 25 Shlomo Ben Yosef Street, Suite 44, Tel Aviv, Israel. Pursuant to the license agreement, the Company was granted an exclusive worldwide, royalty-bearing license to research, develop, make or have made, use, import, market, offer for sale, and sell the following assets (each a “Licensed Asset”): (1) Natural supplements under the brand name NutraFlu and Nutravid19 (together, referred to as “Nutra”) for the treatment of symptoms associated with the flu and long covid, respectively, based on research conducted by NLC on its anti-viral NLC001 clinical programs, and (2) NLC’s Phase II clinical program for its anti-viral molecule designated NLC001, for the treatment of long covid and other viral indications. In consideration of the license the Company shall pay the following royalties, if any to NLC: (1) In respect of sales of Nutra: 12.0% on the first $2.5 million in net sales generated from the sale of Nutra, 9.0% on the next $2.5 million in net sales generated from the sale of Nutra and 6% of net sales generated from the sale of Nutra thereafter; and (2) In respect of sales of NLC001: 12.0% on the first $2.5 million in net sales generated from the sale of NLC001, 9.0% on the next $2.5 million in net sales generated from the sale of NLC001 and 6% of net sales generated from the sale of NLC001 thereafter. Commencing on the second anniversary of the closing of the license agreement and for the remainder of the term of the license agreement, the Company shall also be entitled to a minimum payment of $25,000 per quarter. The license agreement is subject to standard terms and conditions. The Company requires significant working capital to research and develop the Licensed Assets and there are no assurances the Company will receive any financing or financing on reasonable terms. Furthermore, there are no assurances that the Company will develop or license any products based on the Licensed Assets. To date the Company has not developed any Licensed Assets into products for sale. The Company requires financing to fund research and development, marketing and general administrative and general business expenses as it attempts to develop marketable products. There are no assurances the Company will obtain such financing or that such financing will be available on reasonable terms. See below, “Part II, Item 5” below for subsequent events.

Cash Flows & Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $255,228 for the quarter ended November 30, 2023. The Company has a working capital deficit of $2,638,693 and an accumulated deficit of $59,047,177 as of November 30, 2023. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Please refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

Results of Operations for the Three Months Ended November 30, 2023 and 2022

Overview. We had revenues of $0 for the three months ended November 30, 2023 and 2022, respectively. We incurred a net loss of $255,228 and $631,666 for the three months ended November 30, 2023, and 2022, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $0 revenues from operations for the three months ended November 30, 2023, and 2022. The extent to which, and the amount of revenues which may be generated from our future business operations and activities is unknown.

Gross Margin. We had $0 gross margin for the three months ended November 30, 2023 and 2022.

Expenses. Our operating expenses were $155,832 and $628,820 for the three months ended November 30, 2023, and 2022, respectively. We experienced decreases of $5,237 in advertising, $147,556 in general and administrative, $80,219 in professional fees, $15,000 in research and development, $241,282 in salaries, and these were offset by an increase of $16,306 in consulting fees.

Other (Income) Expense. Our total other (income) expense was $99,396 and $2,846 for the three months ended November 30, 2023, and 2022, respectively. The increase in other (income) expense was attributable to an increase in interest expense of $101,218 which was offset by a $4,668 gain on extinguishment of debt.

Liquidity and Capital Resources

For the three months ended November 30, 2023, we used net cash of $150,920 from operating activities, primarily attributable salaries, professional fees and general and administrative expenses and the issuance of shares for settlement agreement.

For the three months ended November 30, 2023, we had no investing activities.

For the three months ended November 30, 2023, cash of $106,890 was provided from financing activities received on various notes payable.

Assets

We had total assets of $20,057 as of November 30, 2023, which consisted of $5,819 cash, prepaid expenses of $11,250, equipment of $1,308 and trademarks of $1,680.

Liabilities

We had total liabilities of $3,070,314 as of November 30, 2023, consisting of accounts payable of $357,342, accrued expenses of $162,219, accrued expenses – related party of $106,923, short term loans $40,000, note payable - current portion of $10,000, dividends payable of $1,979,278 for our Series B and Series B-1 Convertible Preferred stock and convertible notes payable net of discount of $414,552.

Cash Requirements

At November 30, 2023, we had a cash balance of $5,819. This cash amount is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

See below, “Part II, Item 5” below for subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2023 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our 2023 Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating, and settling similar matters. At June 30, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Subsequent to the period covered by this report, effective October 29, 2024, the Company entered into a license agreement, as amended, with NLC. Pursuant to the license agreement, the Company was granted an exclusive worldwide, royalty-bearing license to research, develop, make or have made, use, import, market, offer for sale, and sell the following assets (each a “Licensed Asset”): (1) Natural supplements under the brand name NutraFlu and Nutravid19 (together, referred to as “Nutra”) for the treatment of symptoms associated with the flu and long covid, respectively, based on research conducted by NLC on its anti-viral NLC001 clinical programs, and (2) NLC’s Phase II clinical program for its anti-viral molecule designated NLC001, for the treatment of long covid and other viral indications. In consideration of the license the Company shall pay the following royalties, if any to NLC: (1) In respect of sales of Nutra: 12.0% on the first $2.5 million in net sales generated from the sale of Nutra, 9.0% on the next $2.5 million in net sales generated from the sale of Nutra and 6% of net sales generated from the sale of Nutra thereafter; and (2) In respect of sales of NLC001: 12.0% on the first $2.5 million in net sales generated from the sale of NLC001, 9.0% on the next $2.5 million in net sales generated from the sale of NLC001 and 6% of net sales generated from the sale of NLC001 thereafter. Commencing on the second anniversary of the closing of the license agreement and for the remainder of the term of the license agreement, the Company shall also be entitled to a minimum payment of $25,000 per quarter. The license agreement is subject to standard terms and conditions. The Company requires significant working capital to research and develop the Licensed Assets and there are no assurances the Company will receive any financing or financing on reasonable terms. Furthermore, there are no assurances that the Company will develop or license any products based on the Licensed Assets. To date the Company has not developed any Licensed Assets into products for sale. The Company requires financing to fund research and development, marketing and general administrative and general business expenses as it attempts to develop marketable products. There are no assurances the Company will obtain such financing or that such financing will be available on reasonable terms.

Pursuant to the license agreement the Company paid NLC a fee of $100,000 and pursuant to a stock issuance agreement committed to issue NLC Ltd. 1,023,511,950 shares of restricted common stock, representing an aggregate of 10.0% of the Company’s issued and outstanding shares of common stock on a fully diluted basis (the “NLC Shares”), which the Company agreed to issue following the effective date of the Authorized Share Increase. In addition, the Company paid NLC approximately $35,000 plus VAT at the applicable rate on the date of payment for NLC’s reasonable and documented legal expenses incurred by it in connection with the negotiation of the license agreement and related transactions.

Effective October 29, 2024, the Company also entered into a two-year consulting agreement with Dr. Dorit Arad pursuant to which she will oversee and guide the technological aspects of the Company's operations. Dr. Arad shall receive an initial fee of $12,500 per month, until the Company has raised $1,500,000 in financing capital. Once the Company has raised $1,500,000 in financing capital, Dr. Arad shall receive a fee of $15,000 per month, until the Company has reached profitability in accordance with generally accepted accounting principles, consistently applied (“GAAP Profitability”). Once the Company has reached GAAP Profitability, Dr. Arad shall receive a fee of $20,000 per month through the term of her consultancy. In addition to the foregoing, Dr. Arad shall be considered for performance-based bonuses in accordance with the general compensation and bonus policy of the Company then in effect. Upon the raising of at least $2 million by the Company in aggregate proceeds from investors (not referred by Dr. Arad), Dr. Arad shall receive a one-time bonus of $100,000. Dr. Arad serves as the chief executive officer of NLC. The Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer following the effectiveness of the Authorized Share Increase (as defined below).

On November 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C and on November 12, 2024 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C-1. The number of shares constituting the Series C is 1,200,000 shares, par value $0.001 per share, with a conversion price of $0.000000586216897634410 per share. The number of shares constituting the Series C-1 is 15,000,000, par value $0.001 per share and a conversion price of $0.00000209963072212 per share. The stated value for the Series C and the Series C-1 is equal to $0.001 (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the common stock or any other shares of the Corporation’s capital stock, including, without limitation, any series of the Company’s preferred stock, the “Stated Value”)). The holders of Series C and Series C-1 shall vote with the shares of common stock, on an as-converted to common stock basis, with respect to all matters on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. The Series C holders are subject to a 4.99% beneficial ownership limitations but are not subject to any beneficial ownership limitations and vote on an as converted basis for the Authorized Share Increase.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, prior and in preference to the common stock or any other series of preferred stock except for the Series C-1 or Series C, respectively, the holders shall be entitled to receive on an in pari passu basis with the holders of the Series C-1 or Series C, respectively, out of the assets available for distribution to stockholders an amount in cash equal to 120% of the aggregate Stated Value of all shares of Series C or all shares of Series C-1, as applicable, held by such holder. Each share of Series C and Series C-1 shall be convertible, at any time and from time to time after the original issue date, at the option of the holder thereof, into that number of shares of common stock determined by dividing the Stated Value of such share of Series C or Series C-1 by the conversion price. Commencing January 1, 2025 and continuing thereafter on each successive six-month anniversary holders of Series C and Series C-1 shall be entitled to receive, and the Company shall pay, by issuing shares of common stock to holders as calculated as follows (subject to applicable law), dividends on shares of preferred stock, based on the Stated Value, at a rate of 6% per annum, commencing on the original issue date until the earlier of (i) the date that the preferred stock is converted to common stock or redeemed by the Company, or (ii) the date no shares of Series C and/or Series C remain outstanding.

On November 1, 2024, the Company entered into a Securities Purchase Agreement with three officers and directors of the Company and sold the officers and directors an aggregate of 1,200,000 shares of the Company’s Series C for gross proceeds of $12,000. On November 12, 2024, the Company entered into Exchange Agreements with certain accredited investors to exchange all of the Company’s issued and outstanding Series B Preferred Stock, Series B-1 Preferred Stock, promissory notes and warrants issued by the Company to the investors (the “Original Securities”) for an aggregate of 14,250,000 shares of Series C-1. Upon consummation of the exchange, all of the Original Securities were cancelled. In addition, the Company entered into a Securities Purchase Agreements dated November 12, 2024 with two accredited investors and issued to the investors an aggregate of 750,000 shares of the Company’s Series C-1 for gross proceeds of $600,000. The investors under the Series C and Series C-1 securities purchase agreements also entered into registration rights agreements with the Company to register the shares of common stock issuable upon conversion of Series C and Series C-1.

Upon the closing of the Series C and Series C-1 securities purchase agreements, Charles Allen and Fredrick Pierce II resigned as officers and directors of the Company and Francis Knuettel II was appointed Executive Chairman of the Board. Mr. Knuettel was initially appointed to serve as a member of the Company’s Board and the Interim Chief Executive Officer of the Company effective November 7, 2024. The Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer and Sam Knipper as Interim Chief Executive Officer and Chief Financial Officer following the effectiveness of the Authorized Share Increase. Dr. Arad continues to serve as the chief executive officer of NLC. Francis Knuettel II is currently the Company’s sole officer and director.

On January 9, 2025 our board of directors approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 shares to 250,000,000,000 shares (“the “Authorized Share Increase”) which is described in this Information Statement. We obtained written consent by the holders of the Company’s outstanding Series C Senior Convertible Preferred Stock holding a majority of the voting power of the Company’s outstanding capital stock, approving the Authorized Share Increase. Once we decide to implement the Authorized Share Increase, it would become effective on the date of filing of Articles of Amendment to our articles with the office of the Secretary of State of the State of Nevada. However, a U.S. Securities and Exchange Commission rule requires the Articles of Amendment may not be filed until at least 20 calendar days after the mailing of an information statement to our non-consenting shareholders

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/15	3.1
3.1.2	Certificate of Amendment	10-K	12/15/17	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/18	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/18	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/18	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/18	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/18	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.1.9	Articles of Amendment filed March 31, 2022 effective March 31, 2022	8-K	4/6/22	3.1.9
3.1.10	Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	11/24/21	3.1
3.1.11	Amendment to Certificate of Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock	8-K	11/24/21	3.2
3.1.12	Certificate of Designations, Preferences and Rights of the Series C Senior Convertible Preferred Stock				Filed
3.1.13	Certificate of Designations, Preferences and Rights of the Series C-1 Senior Convertible Preferred Stock				Filed
3.2	Amended and Restated Bylaws	S-1	11/30/22	3.2
10.1	Stock Issuance Agreement dated October 29, 2024+				Filed
10.2	License Agreement dated October 29, 2024+				Filed
10.3	Form of Leak-Out Agreement dated November 12, 2024				Filed
10.4	Form of Securities Purchase Agreement dated November 12, 2024+				Filed
10.5	Form of Registration Rights Agreement dated November 12, 2024+				Filed
10.6	Form of Exchange Agreement dated November 12, 2024+				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

+ Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: January 27, 2025	By:	/s/ Francis Knuettel II
	Name:	Francis Knuettel II
	Title:	Interim Acting Chief Executive Officer Principal Executive and Principal Financial Officer