Form 10-Q
period 2024-02-29
Innovation1 Biotech Inc.
filed 2025-05-06
CIK 1629205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2025, there were 22,470,239 shares of common stock outstanding.

INNOVATION1 BIOTECH INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 29, 2024

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets at February 29, 2024 (Unaudited) and August 31, 2023	4

	Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2024 and February 28, 2023 (Unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended February 29, 2024 and February 28, 2023 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2024 and February 28, 2023 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	22

Signatures		23

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	Risks related to our business, including:
	●	we have a history of losses;
	●	our auditors have raised substantial doubts about our ability to continue as a going concern;
	●	we have a working capital deficit and need to raise additional capital to develop our business plan; and
	●	our reliance on our officers and director.
●	Risks related to regulation applicable to our industry, including:
	●	compliance with existing laws and regulations and possible future changes in laws and regulations.
●	Risks related to the ownership of our securities, including:
	●	the applicability of penny stock rules; and
	●	material weaknesses in our internal control over financial reporting; and
	●	the significant dilution to our stockholders upon the conversion of the outstanding Series C and Series C-1 Convertible Preferred Stock.

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

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 29, 2024	August 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$107,527	$49,849
Accounts receivable	—	7,895
Prepaid expenses	11,250	15,000
Total current assets	118,777	72,744

Other assets
Equipment, net	1,047	1,569
Trademarks	1,680	1,680
Total other assets	2,727	3,249
Total Assets	$121,504	$75,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$354,622	$349,301
Accrued expenses	179,170	1,072,108
Accrued expenses - related parties	106,923	106,923
Short term loans	40,000	—
Note payable, current portion	10,000	10,000
Dividends payable	2,213,084	1,748,625
Total current liabilities	2,903,799	3,286,957

Long term liabilities:
Convertible note payable net of discount	555,062	218,999
Total long term liabilities	555,062	218,999
Total liabilities	3,458,861	3,505,956

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity (deficiency):
Preferred stock - Series B, $0.001 par value; 2,694,514 shares authorized; 2,694,514 issued and outstanding as of February 29, 2024 and August 31, 2023	2,695	2,695
Preferred stock - Series B-1, $0.001 par value; 5,389,028 shares authorized; 5,389,028 issued and outstanding as of February 29, 2024 and August 31, 2023	5,389	5,389
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,470,239 and 20,470,239 issued and outstanding as of February 29, 2024 and August 31, 2023, respectively	22,470	20,470
Additional paid in capital	56,202,816	55,171,921
Accumulated deficit	(59,570,727)	(58,630,438)
Total stockholders’ equity (deficit)	(3,337,357)	(3,429,963)
Total Liabilities and Stockholders’ equity	$121,504	$75,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross margin	—	—	—	—

Operating expenses:
Advertising	—	8,110	—	2,873
Consulting fees	72,106	20,500	35,300	—
General and administrative	22,809	254,706	9,357	93,698
Lease termination claim	—	480,000	—	480,000
Professional fees	170,123	245,398	105,366	100,422
Research and development	—	15,000	—	—
Salaries	40,556	340,865	—	59,027
Depreciation	523	523	261	261
Total operating expenses	306,117	1,365,102	150,284	736,281

Net operating loss	(306,117)	(1,365,102)	(150,284)	(736,281)

Other (income) expense:
Interest expense	243,524	40,810	139,460	37,965
Gain on termination of lease	—	(19,236)	—	(19,236)
Gain on extinguishment of debt	(4,668)	(151,621)	—	(151,621)
Total Other (income) expense	238,856	(130,047)	139,460	(132,892)

Net loss	(544,973)	(1,235,055)	(289,744)	(603,389)

Deemed dividend related to Series B and B-1 convertible preferred stock down round provision	—	(7,180,301)	—	(7,180,301)
Preferred dividends	(464,459)	(461,511)	(233,806)	(273,939)
Net loss available to common shareholders	$(1,009,432)	$(8,876,867)	$(523,550)	$(8,057,629)

Basic and diluted income (loss) per share	$(0.05)	$(0.44)	$(0.02)	$(0.40)

Weighted average number of common shares outstanding – basic and diluted	21,661,350	20,020,239	22,470,239	20,020,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Additional	Common		Total Stockholders’
	Preferred Stock - Series B		Preferred Stock - Series B1		Common Stock		Paid-In	Stock to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at August 31, 2023	2,694,514	$2,695	5,389,028	$5,389	20,470,239	$20,470	$55,171,921	$—	$(58,630,438)	$(3,429,963)
Convertible notes payable BCF and warrant	—	—	—	—	—	—	61,105	—	—	61,105
Shares issued - settlement agreement	—	—	—	—	2,000,000	2,000	898,000	—	—	900,000
Dividends on preferred stock accrued	—	—	—	—	—	—	—	—	(230,653)	(230,653)
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	—	—	—	—	(164,660)		69,142	(95,518)
Net loss, period ended November 30, 2023	—	—	—	—	—	—	—	—	(255,228)	(255,228)
Balance at November 30, 2023 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	22,470,239	$22,470	$55,966,366	—	$(59,047,177)	$(3,050,257)
Dividends on preferred stock accrued	—	—	—	—	—	—	—	—	(233,806)	(233,806)
Convertible notes payable BCF and warrant	—	—	—	—	—	—	236,450	—	—	236,450
Net loss, period ended February 29, 2024	—	—	—	—	—	—	—	—	(289,744)	(289,744)
Balance at February 29, 2024 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	22,470,239	$22,470	$56,202,816	—	$(59,570,727)	$(3,337,357)

Balance at August 31, 2022	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,375,513	—	$(44,551,043)	$2,852,574
Convertible notes payable BCF and warrant	—	—	—	—	—	—	50,000	—	—	50,000
Dividends on preferred stock accrued	—	—	—	—	—	—	—	—	(187,572)	(187,572)
Net loss, period ended November 30, 2022	—	—	—	—	—	—	—	—	(631,666)	(631,666)
Balance at November 30, 2022 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$47,425,513	—	$(45,370,281)	$2,083,336
Dividends on preferred stock accrued	—	—	—	—	—	—	—	—	(273,939)	(273,939)
Convertible notes payable BCF andwarrant	—	—	—	—	—	—	250,000	—	—	250,000
Common shares to be issued at $0.225	—	—	—	—	—	—	—	22,500	—	22,500
Deemed dividends	—	—	—	—	—	—	7,180,301	—	(7,180,301)	—
Net loss, period ended February 28, 2023	—	—	—	—	—	—	—	—	(603,389)	(603,389)
Balance at February 28, 2023 (Unaudited)	2,694,514	$2,695	5,389,028	$5,389	20,020,239	$20,020	$54,855,814	$22,500	$(53,427,910)	$1,478,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATION1 BIOTECH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net loss	$(544,973)	$(1,235,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	523	523
Amortization of ROU Asset	—	51,652
Amortization of discount, BCF, warrant on convertible notes	221,210	22,362
Stock based compensation	—	22,500
Termination of ROU asset	—	430,434
Gain on extinguishment of debt	—	(151,621)
Gain on termination of lease	—	(19,236)
Other receivable	7,895	—
Prepaid expenses	3,750	40,951
Accounts payable	5,321	(266,828)
Related party payable	—	7,500
Accrued expenses	7,062	518,741
Accrued expenses - related parties	—	174,067
Net cash used in operating activities	(299,212)	(404,010)

Cash flows from financing activities
Repayment of convertible notes payable	—	300,000
Proceeds from short term notes payable	40,000	—
Proceeds from convertible notes payable - long term portion	316,890	—
Net cash provided by financing activities	356,890	300,000

Net increase (decrease) in cash	57,678	(104,010)
Cash - beginning of the period	49,849	156,486
Cash - end of the period	$107,527	$52,476

Supplemental disclosures:
Interest paid	$—	$12,043
Non-cash transactions:
Preferred stock dividends accrued	$464,459	$461,511
Warrants issued with debt	100,000	—

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

Change in Control

On November 9, 2021, the Company completed the asset acquisition of ST Biosciences, Ltd., consisting substantially of intellectual property assets, relating to Mioxal® as discussed in Note 3 – Asset Acquisition. The closing of the acquisition resulted in a change of control of the Company. As part of the acquisition, Mr. Orr stepped down as the Company’s Chief Executive Officer and assumed the role of the Company’s Chief Financial Officer. Mr. Orr has since resigned from his position and as a director. Pursuant to the terms of the Asset Purchase Agreement, Jeffrey J. Kraws was appointed as the Company’s Chief Executive Officer and a director of the Company. On December 6, 2022, Mr. Kraws stepped down as the Company’s Chief Executive Officer. He remains a director. In addition, the Company agreed to appoint Jason Frankovich as a director of the Company subject to the Company’s compliance with Rule 14F-1 of the Exchange Act. Mr. Frankovich has since resigned as a director. On December 6, 2022, Frederick E. Pierce was appointed as the Interim Acting Chief Executive Officer. See “Note 9- Subsequent Events.”

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $544,973 for the six months ended February 29, 2024. The Company has a working capital deficit of $2,785,022 and an accumulated deficit of $59,570,727 as of February 29, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial information as of and for the three and six months ended February 29, 2024 and February 28, 2023 has been prepared in accordance with US GAAP for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended February 29, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company did not have any cash equivalents as of February 29, 2024 and August 31, 2023.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at February 29, 2024, and August 31, 2023. The Company had Level 3 liabilities related to outstanding warrants at February 29, 2024. All financial assets and liabilities approximate fair value.

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

With the asset acquisition as discussed in Note 3 – Asset Acquisition the Company wrote off the remaining property and equipment as impaired in the statement of operations for the year ended August 31, 2022. Depreciation expense was $261 and $0 for the three months ended February 29, 2024 and February 28, 2023, respectively. Depreciation expense was $523 and $523 for the six months ended February 29, 2024 and February 28, 2023, respectively.

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

The Series B and Series B1 convertible preferred shares would convert to 43,181,919 shares of the Company’s common stock in addition to the 22,470,239 outstanding shares at February 29, 2024. The Series B and Series B1 Convertible Preferred shares would convert to 39,120,691 shares of the Company’s common stock in addition to the 20,020,239 outstanding shares at February 28, 2023. The Company would calculate diluted earnings per share by dividing the Company’s net income available to common shareholders less preferred dividends by the diluted weighted average number of shares outstanding during the period. For the three and six month periods ended February 29, 2024 and February 28, 2023, potentially dilutive convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU becomes effective for public business entities for fiscal years beginning after December 15, 2021, and December 15, 2023, for all other entities. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted the new guidance on November 30, 2023, using the modified retrospective approach and recorded a cumulative effect upon adoption of $69,142 as a reduction to accumulated deficit and a reduction to paid in capital of $164,660 related to amounts attributable to conversion options that had previously been recorded in equity.

Recently Issued Accounting Standards

As of February 29, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On October 27, 2021, the Company entered into an asset acquisition agreement with ST Biosciences, Ltd., a company organized under the laws of England and Wales (“STB”), of certain Transferred Assets, consisting substantially of their intellectual property relating to Mioxal®, a nutraceutical complex composed of essential amino acids, natural coenzymes and minerals. The Company acquired certain intellectual property, patent rights, and no tangible assets and assumed certain liabilities of STB, as discussed below. The acquisition was completed pursuant to the terms of the Amended and Restated Asset Purchase Agreement dated November 9, 2021. As consideration for the acquisition, the Company paid $350,000 in cash to Ingenius, paid cash of $500,000 to STB and issued 19,831,623 shares of Common Stock to STB valued at $40,654,827 or $2.05 per share based on the closing market price on November 5, 2021, which at the closing of the acquisition represented approximately 70% of the Company’s outstanding shares of Common Stock on a fully diluted basis, for an aggregate purchase price of $41,504,827, resulting in a change in control of the Company. The shares were issued in December 2021.

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

The assumptions used for estimated future royalty cash stream included 1) 5% royalty on gross margin for a five-year period of estimated sales in the United States, with a two-year introductory delay in taking the product to market, 2) a similar royalty on international sales, with an additional two-year introductory delay and an increased cost of 15% for additive distribution costs, 3) an estimate of approximately 200,000 units sold in year 1 of the projected royalty stream for a total sales estimate of approximately $7,500,000, and 4) sales growth rates of 100% for each of the years 2 through 4, decreasing to 60% in year 5. Growth rate in any subsequent year would be expected to drop off significantly or to 0%, however, those possible future years are not included in the project revenues, costs or gross merging. The projections of foundational sales volumes, revenues and costs were performed by industry experts in January 2022 as part of an independent product evaluation. As with all projections, Management cannot ensure that the estimated amounts will be actualized.

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

NOTE 4 – NOTES PAYABLE

Short-Term Notes Payable

On September 14, 2017, the Company issued a $10,000 promissory note to a limited liability company. The loan bears interest at 5% and had a maturity date of September 15, 2018. The unpaid balance including accrued interest was $13,230 and $12,982 at February 29, 2024 and August 31, 2023, respectively. The Company is in default with the repayment terms of the note. Interest of $248 and $248 was expensed during the six months ended February 29, 2024 and 2023, respectively.

In the three months ended November 30, 2023, the Company issued $40,000 in promissory notes to limited liability companies. The loans bear interest at 10% and have a 90-day maturity date. The unpaid balance including accrued interest was $40,440 at February 29, 2024. Interest of $440 and $0 was expensed during the six months ended February 29, 2024 and 2023, respectively.

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

During the six months ended February 29, 2024, the Company received convertible notes of $294,115 less a discount of $44,115, for cash proceeds of $250,000. The Company issued 6,911,764 warrants and recorded a fair value of $250,000 for the warrants. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum to be paid monthly and a conversion price of $0.08 and $0.025 per share. The warrants are exercisable for a period of seven years at an exercise price of $0.08 and $0.025 per share.

The total fair value of the warrants was estimated using the following weighted average assumptions:

	February 29, 2024	August 31, 2023
Market price of common stock on date of issuance	$0.022 - 0.235	$0.183 - 0.230
Risk-free interest rate	4.16 – 4.28%	3.75 - 3.48%
Expected dividend yield	0	0
Expected term (in years)	7	7
Expected volatility	205.8 – 238.6%	219.7 – 240.9%

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

At February 29, 2024, the Company had outstanding convertible notes payable of $985,812 less remaining unamortized discounts of $430,750 for a net liability of $555,062. The Company recognized a total of $132,800 of discount amortization to interest expense during the six months ended February 29, 2024.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has a contract with two consulting and pharmaceutical firms owned by the former Chief Science Officer, Salzman Group LLC and Herring Creek Pharmaceuticals, under which research and development activities are performed on behalf of the Company. During the fiscal year 2022, the Company paid $150,000 for a security deposit, that was impaired as of August 31, 2023, $131,500 for research and development fees, and assumed $67,000 in a liability from ST Biosciences at the acquisition of the assets described in Note 3 - Asset Acquisition. The $67,000 liability was released during the twelve months ended August 31, 2023, and was credited to the Mioxal intangible asset. As of August 31, 2023, the Company owed $10,165 to these two firms and owed salary of $30,769 to Dr. Salzman. As of August 31, 2023, the Company wrote off the $10,165.

As of February 29, 2024 and August 31, 2023, the Company owed salary of $76,154 and $76,154, respectively, to Jason Frankovich, a former director.

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

The Company was unable to pay its December 2022 lease payment and the owner sought legal action. The Company was served with a summons in December 2022. The summons sought a judgment of $480,000 plus interest at 5%. The lease was terminated as of December 1, 2022, and a gain on termination of $19,236 was recorded during the six months ended February 28, 2023. The Company accrued $484,668, which included $4,668 for interest, for the legal claim sought by the owner. On September 28, 2023, the Company entered into a settlement agreement with 40 Wall Street Suites LLC on its past due lease payment. The agreement calls for the Company to pay 40 Wall Street Suites LLC a total of $40,000 as follows: (i) $20,000 within 15 days of complete execution of this letter agreement, and (ii) $20,000 within 45 days of complete execution of this letter agreement. In addition, the Company agrees and acknowledges that 40 Wall Street Suites LLC shall be entitled to retain the security deposit previously made. In exchange for the payments and the related agreements 40 Wall Street Suites LLC agrees not to take any action to pursue the litigation. As of August 31, 2023, the Company reduced the $484,688 settlement accrual to $40,000 as stated in the executed settlement agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends

During the year ended August 31, 2018, the Company issued Series A Convertible Preferred Stock, which accrues dividends at a rate of 5% annually. The Company exchanged the Series A Convertible Preferred for Series B Preferred Stock. As a result of the Exchange agreement, the dividends on the Series A Convertible Preferred Stock was reduced to $0 in the accompanying consolidated balance sheets. The Series B and Series B1 Convertible Preferred Stock accrues dividends at a rate of 10% annually. There was $2,213,084 and $1,748,625 of dividends payable at February 29, 2024, and August 31, 2023, respectively. The dividends have not been declared and are accrued in the accompanying unaudited condensed consolidated balance sheets as a result of a contractual obligation in the Company’s Series B and Series B1 Preferred Stock offering.

Preferred Stock

There were no shares of Series A Convertible Preferred Stock issued and outstanding as of February 29, 2024 and August 31, 2023.

There were 2,694,514 shares of Series B Convertible Preferred Stock issued and outstanding as of February 29, 2024, and August 31, 2023. There were 5,389,028 shares of Series B-1 Convertible Preferred Stock issued and outstanding as of February 29, 2024, and August 31, 2023.

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

During the six months ended February 29, 2024, the Company issued 2,000,000 shares of restricted common stock under a settlement agreement.

There were 22,470,239 and 20,470,239 common shares issued and outstanding as of February 29, 2024, and August 31, 2023, respectively.

Warrants

During the six months ended February 29 2024, the Company issued 6,911,764 warrants to purchase shares of the Company’s common stock, as part of the convertible notes financing, see Note 4 – Notes Payable.

At February 29, 2024 and February 28, 2023, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, August 31, 2023	8,536,013	$0.08	5.21
Issued	6,911,764	0.07	6.93
Balance, February 29, 2024	15,447,777	$0.07	6.54

Balance, August 31, 2022	—	$—	—
Issued	4,411,764	0.08	7
Balance, February 28, 2023	4,411,764	$0.08	7

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 30, 2022, a party identified as New You Inc. filed a complaint with the Eighth Judicial District Court of Clark County, Nevada against Innovation 1 Biotech, Inc, ST Biosciences LTD, Jeffrey Kraws and Jason Frankovich. The complaint alleges that during Mr. Frankovich’s service to New You Inc. as Chairman of the Board of Directors, concurrent with Mr. Frankovich’s and Mr. Kraws’ services as executives of ST Biosciences LTD, Mr. Frankovich converted funds away from New You Inc. to satisfy obligations of ST Biosciences LTD and/or Innovation1 and/or to enrich Frankovich and Kraws. The amount of the claim was a total of $249,020 plus damages in excess of $30,000 and included a claim for legal fees. The Company received a letter dated March 26, 2025 containing a Notice of Execution after Judgment in the amount $35,234,462, following a default judgment issued on April 17, 2024 by the court in favor of New You Inc. New management is investigating the veracity of the claims and determining what options the Company has to overturn or resolve this matter.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of February 29, 2024, through the date which the condensed consolidated financial statements were filed. Based upon the review, other than described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Subsequent to the period ended February 29, 2024, the Company has entered into securities purchase agreements to receive net cash proceeds up to $300,000 after the original issue discount, from securities purchase agreements with attached $0.08 warrants to purchase up to 14,117,646 shares of common stock. Each note is discounted 15% with a maturity date of 13 months from original issuance. The notes bear interest of 8% per annum. Each note is convertible into common shares by dividing the outstanding principal on the note by the conversion price of $0.025. The warrants are exercisable for a period of seven years at an exercise price of $0.025 per share.

Subsequent to the period ended February 29, 2024, the Company entered into an Exchange Agreement with four investors whereas all of the Series B Preferred Stock, Series B-1 Preferred Stock, promissory notes and warrants issued by the Company to the investors, including all such securities currently held by the Investor representing approximately $16.1 million were exchanged for Series C-1 Preferred Stock of the Company totaling 14,250,000.

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

Pursuant to the license agreement the Company paid NLC a fee of $100,000 and pursuant to a stock issuance agreement committed to issue NLC Ltd. 1,023,511,950 shares of restricted common stock, representing an aggregate of 10.0% of the Company’s issued and outstanding shares of common stock on a fully diluted basis (the “NLC Shares”), which the Company agreed to issue following the effective date of the Authorized Share Increase (as defined herein). In addition, the Company paid NLC approximately $35,000 plus VAT at the applicable rate on the date of payment for NLC’s reasonable and documented legal expenses incurred by it in connection with the negotiation of the license agreement and related transactions.

Effective October 29, 2024, the Company also entered into a two-year consulting agreement with Dr. Dorit Arad pursuant to which she will oversee and guide the technological aspects of the Company’s operations. Dr. Arad shall receive an initial fee of $12,500 per month, until the Company has raised $1,500,000 in financing capital. Once the Company has raised $1,500,000 in financing capital, Dr. Arad shall receive a fee of $15,000 per month, until the Company has reached profitability in accordance with generally accepted accounting principles, consistently applied (“GAAP Profitability”). Once the Company has reached GAAP Profitability, Dr. Arad shall receive a fee of $20,000 per month through the term of her consultancy. In addition to the foregoing, Dr. Arad shall be considered for performance-based bonuses in accordance with the general compensation and bonus policy of the Company then in effect. Upon the raising of at least $2 million by the Company in aggregate proceeds from investors (not referred by Dr. Arad), Dr. Arad shall receive a one-time bonus of $100,000. Dr. Arad serves as the chief executive officer of NLC. The Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer following the effectiveness of the Authorized Share Increase (as defined below).

On November 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C and on November 12, 2024 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C-1. The number of shares constituting the Series C is 1,200,000 shares, par value $0.001 per share, with a conversion price of $0.000000586216897634410 per share. The number of shares constituting the Series C-1 is 15,000,000, par value $0.001 per share and a conversion price of $0.00000209963072212 per share. The stated value for the Series C and the Series C-1 is equal to $0.001 (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the common stock or any other shares of the Corporation’s capital stock, including, without limitation, any series of the Company’s preferred stock, the “Stated Value”)). The holders of Series C and Series C-1 shall vote with the shares of common stock, on an as-converted to common stock basis, with respect to all matters on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. The Series C holders are subject to a 4.99% beneficial ownership limitation but are not subject to any beneficial ownership limitations and vote on an as converted basis for the Authorized Share Increase.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, prior and in preference to the common stock or any other series of preferred stock except for the Series C-1 or Series C, respectively, the holders shall be entitled to receive on an in pari passu basis with the holders of the Series C-1 or Series C, respectively, out of the assets available for distribution to stockholders an amount in cash equal to 120% of the aggregate Stated Value of all shares of Series C or all shares of Series C-1, as applicable, held by such holder. Each share of Series C and Series C-1 shall be convertible, at any time and from time to time after the original issue date, at the option of the holder thereof, into that number of shares of common stock determined by dividing the Stated Value of such share of Series C or Series C-1 by the conversion price. Commencing January 1, 2025 and continuing thereafter on each successive six-month anniversary holders of Series C and Series C-1 shall be entitled to receive, and the Company shall pay, by issuing shares of common stock to holders as calculated as follows (subject to applicable law), dividends on shares of preferred stock, based on the Stated Value, at a rate of 6% per annum, commencing on the original issue date until the earlier of (i) the date that the preferred stock is converted to common stock or redeemed by the Company, or (ii) the date no shares of Series C and/or Series C remain outstanding. The Series C and Series C-1 are also subject to redemption at the option of the holder at 110% of the Stated Value in the event of a “triggering event” as defined in the designations.

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

Upon the closing of the Series C and Series C-1 securities purchase agreements, Charles Allen and Fredrick Pierce II resigned as officers and directors of the Company and Francis Knuettel II was appointed Executive Chairman of the Board, and the Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer following the effectiveness of the Authorized Share Increase. Dr. Arad continues to serve as the chief executive officer of NLC.

Our board of directors approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 shares to 15,000,000,000 shares (“the “Authorized Share Increase”). We obtained written consent by the holders of the Company’s outstanding Series C Senior Convertible Preferred Stock holding a majority of the voting power of the Company’s outstanding capital stock, approving the Authorized Share Increase. The Articles of Amendment were filed with the office of the Secretary of State of the State of Nevada on March 18, 2025.

On February 23, 2025, the board of directors appointed Samuel Knipper to serve as chief financial officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended February 29, 2024 and February 28, 2023 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, as filed with the SEC on January 17, 2024 and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Cash Flows & Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had no revenue and a net loss of $544,973 for the six months ended February 29, 2024. The Company has a working capital deficit of $2,785,022 and an accumulated deficit of $59,570,727 as of February 29, 2024. We do not have sufficient funds to support our daily operations for the next twelve (12) months. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Three Months Ended February 29, 2024 and February 28, 2023

Overview. We had revenues of $0 for the three months ended February 29, 2024 and February 28, 2023, respectively. We incurred a net loss of $289,744 and $603,389 for the three months ended February 29, 2024 and February 28, 2023, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $0 revenues from operations for the three months ended February 29, 2024 and February 28, 2023. The extent to which, and the amount of revenues which may be generated from our future business operations and activities, is unknown.

Gross Margin. We had $0 gross margin for the three months ended February 29, 2024 and February 28, 2023.

Expenses. Our operating expenses were $150,284 and $736,281 for the three months ended February 29, 2024 and February 28, 2023, respectively. We experienced decreases of $2,873 in advertising, $84,351 in general and administrative, $480,000 in lease termination, $59,027 in salaries, and these were offset by an increase of $35,300 in consulting fees and increase in professional fees of $4,944.

Other (Income) Expense. Our total other (income) expense was $139,460 and $(132,892) for the three months ended February 29, 2024 and February 28, 2023, respectively. The decrease in other (income) expense was attributable to an increase in interest expense of $101,495 and a decrease in gain on extinguishment of debt of $151,621.

Results of Operations for the Six Months Ended February 29, 2024 and February 28, 2023

Overview. We had revenues of $0 for the six months ended February 29, 2024 and February 28, 2023, respectively. We incurred a net loss of $544,973 and $1,235,055 for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease in net loss is attributable to the factors discussed below.

Revenues. We had $0 revenues from operations for the six months ended February 29, 2024 and February 28, 2023. The extent to which, and the amount of revenues which may be generated from our future business operations and activities, is unknown.

Gross Margin. We had $0 gross margin for the six months ended February 29, 2024 and February 28, 2023.

Expenses. Our operating expenses were $306,117 and $1,365,102 for the six months ended February 29, 2024 and February 28, 2023, respectively. We experienced decreases of $8,110 in advertising, $231,897 in general and administrative, $75,275 in professional fees, $15,000 in research and development, $300,309 in salaries, $480,000 in lease termination and these were offset by an increase of $51,606 in consulting fees.

Other (Income) Expense. Our total other (income) expense was $238,856 and $(130,047) for the six months ended February 29, 2024 and February 28, 2023 respectively. The decrease in other (income) expense was attributable to an increase in interest expense of $202,714 and a decrease in gain on extinguishment of debt of $146,953.

Liquidity and Capital Resources

For the six months ended February 29, 2024, we used net cash of $299,212 from operating activities, primarily attributable to salaries, professional fees, general and administrative expenses, and the issuance of shares for settlement agreement.

For the three months ended February 29, 2024, we had no investing activities.

For the six months ended February 29, 2024, cash of $356,890 was provided from financing activities received on various notes payable.

Assets

We had total assets of $121,504 as of February 29, 2024, which consisted of $107,527 cash, prepaid expenses of $11,250, equipment of $1,047 and trademarks of $1,680.

Liabilities

We had total liabilities of $3,458,861 as of February 29, 2024, consisting of accounts payable of $354,622, accrued expenses of $179,170, accrued expenses – related party of $106,923, short term loans $40,000, note payable - current portion of $10,000, dividends payable of $2,213,084 for our Series B and Series B-1 Convertible Preferred stock and convertible notes payable net of discount of $555,062.

Cash Requirements

At February 29, 2024, we had a cash balance of $107,527. This cash amount is not sufficient to continue our 12-month plan of operation. We will need to raise capital to realize our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or from entering into notes payable. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

See below, “Part II, Item 5” below for subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 29, 2024 as a result of continuing weaknesses in our internal control over financial reporting as set forth in our 2023 Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating, and settling similar matters. Other than as set forth above in Note 8 of the Financial Statements, at February 29, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended February 29, 2024, the Company issued 2,000,000 shares of restricted common stock under a settlement agreement. The shares were issued pursuant to the exemption from regulation provided by Section 4(a)(2) under the Securities Act of 1933, as amended. The shares contain a legend restriction their transferability absent registration or an applicable exemption.

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

Pursuant to the license agreement the Company paid NLC a fee of $100,000 and pursuant to a stock issuance agreement committed to issue NLC Ltd. 1,023,511,950 shares of restricted common stock, representing an aggregate of 10.0% of the Company’s issued and outstanding shares of common stock on a fully diluted basis (the “NLC Shares”), which the Company agreed to issue following the effective date of the Authorized Share Increase (as defined herein). In addition, the Company paid NLC approximately $35,000 plus VAT at the applicable rate on the date of payment for NLC’s reasonable and documented legal expenses incurred by it in connection with the negotiation of the license agreement and related transactions.

Effective October 29, 2024, the Company also entered into a two-year consulting agreement with Dr. Dorit Arad pursuant to which she will oversee and guide the technological aspects of the Company’s operations. Dr. Arad shall receive an initial fee of $12,500 per month, until the Company has raised $1,500,000 in financing capital. Once the Company has raised $1,500,000 in financing capital, Dr. Arad shall receive a fee of $15,000 per month, until the Company has reached profitability in accordance with generally accepted accounting principles, consistently applied (“GAAP Profitability”). Once the Company has reached GAAP Profitability, Dr. Arad shall receive a fee of $20,000 per month through the term of her consultancy. In addition to the foregoing, Dr. Arad shall be considered for performance-based bonuses in accordance with the general compensation and bonus policy of the Company then in effect. Upon the raising of at least $2 million by the Company in aggregate proceeds from investors (not referred by Dr. Arad), Dr. Arad shall receive a one-time bonus of $100,000. Dr. Arad serves as the chief executive officer of NLC. The Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer following the effectiveness of the Authorized Share Increase (as defined below).

On November 1, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C and on November 12, 2024 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C-1. The number of shares constituting the Series C is 1,200,000 shares, par value $0.001 per share, with a conversion price of $0.000000586216897634410 per share. The number of shares constituting the Series C-1 is 15,000,000, par value $0.001 per share and a conversion price of $0.00000209963072212 per share. The stated value for the Series C and the Series C-1 is equal to $0.001 (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the common stock or any other shares of the Corporation’s capital stock, including, without limitation, any series of the Company’s preferred stock, the “Stated Value”)). The holders of Series C and Series C-1 shall vote with the shares of common stock, on an as-converted to common stock basis, with respect to all matters on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. The Series C holders are subject to a 4.99% beneficial ownership limitation but are not subject to any beneficial ownership limitations and vote on an as converted basis for the Authorized Share Increase.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, prior and in preference to the common stock or any other series of preferred stock except for the Series C-1 or Series C, respectively, the holders shall be entitled to receive on an in pari passu basis with the holders of the Series C-1 or Series C, respectively, out of the assets available for distribution to stockholders an amount in cash equal to 120% of the aggregate Stated Value of all shares of Series C or all shares of Series C-1, as applicable, held by such holder. Each share of Series C and Series C-1 shall be convertible, at any time and from time to time after the original issue date, at the option of the holder thereof, into that number of shares of common stock determined by dividing the Stated Value of such share of Series C or Series C-1 by the conversion price. Commencing January 1, 2025 and continuing thereafter on each successive six-month anniversary holders of Series C and Series C-1 shall be entitled to receive, and the Company shall pay, by issuing shares of common stock to holders as calculated as follows (subject to applicable law), dividends on shares of preferred stock, based on the Stated Value, at a rate of 6% per annum, commencing on the original issue date until the earlier of (i) the date that the preferred stock is converted to common stock or redeemed by the Company, or (ii) the date no shares of Series C and/or Series C remain outstanding. The Series C and Series C-1 are also subject to redemption at the option of the holder at 110% of the Stated Value in the event of a “triggering event” as defined in the designations.

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

Upon the closing of the Series C and Series C-1 securities purchase agreements, Charles Allen and Fredrick Pierce II resigned as officers and directors of the Company and Francis Knuettel II was appointed Executive Chairman of the Board. Mr. Knuettel was initially appointed to serve as a member of the Company’s Board and the Interim Chief Executive Officer of the Company effective November 7, 2024. The Company intends to appoint Dr. Dorit Arad as Chief Medical Officer and Chief Technical Officer following the effectiveness of the Authorized Share Increase. Dr. Arad continues to serve as the chief executive officer of NLC. Francis Knuettel II is currently the Company’s sole officer and director.

Our board of directors approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 shares to 15,000,000,000 shares (“the “Authorized Share Increase”). We obtained written consent by the holders of the Company’s outstanding Series C Senior Convertible Preferred Stock holding a majority of the voting power of the Company’s outstanding capital stock, approving the Authorized Share Increase. The Articles of Amendment were filed with the office of the Secretary of State of the State of Nevada on March 18, 2025.

On February 23, 2025, Samuel Knipper was appointed to serve as chief financial officer of the Company. Mr. Knipper, age 30, previously served as a senior associate at Calabrese Consulting, LLC, an accounting firm, from July 2021 to October 2023 where he was responsible for the preparation of financial statements and coordination of SEC filings for SPACs.  Since October 2023 he has served as a SEC reporting manager at the Brio Financial Group where he provides outsourced CFO services for SPACs, listed companies and operating companies.  We have agreed to pay Brio Financial Group a monthly fee of $8,500 and reimbursement for travel and out of pocket expenses for controller, accounting and financial reporting services. Brio Financial Group has designated Mr. Knipper as its lead manager for Brio Financial Group and the Company.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1.1	Articles of Incorporation	S-1	4/13/15	3.1
3.1.2	Certificate of Amendment	10-K	12/15/17	3.1.2
3.1.3	Certificate of Amendment	8-K	2/21/18	3.1.1
3.1.4	Certificate of Amendment	8-K	8/16/18	3.1.1
3.1.5	Certificate of Amendment	8-K	8/16/18	3.1.2
3.1.6	Certificate of Designation	8-K	8/16/18	3.1.3
3.1.7	Certificate of Correction	8-K	8/16/18	3.1.4
3.1.8	Articles of Amendment filed December 22, 2020 effective January 8, 2021	8-K	1/11/21	3.1.8
3.1.9	Articles of Amendment filed March 31, 2022 effective March 31, 2022	8-K	4/6/22	3.1.9
3.1.10	Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	11/24/21	3.1
3.1.11	Amendment to Certificate of Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock	8-K	11/24/21	3.2
3.1.12	Certificate of Designations, Preferences and Rights of the Series C Senior Convertible Preferred Stock				Filed
3.1.13	Certificate of Designations, Preferences and Rights of the Series C-1 Senior Convertible Preferred Stock				Filed
3.1.14	Articles of Amendment (increase in authorized capital stock)				Filed
3.2	Amended and Restated Bylaws	S-1	11/30/22	3.2
10.1	Stock Issuance Agreement dated October 29, 2024+				Filed
10.1(a)	First Amendment to License Agreement and Stock Issuance Agreement				Filed
10.2	License Agreement dated October 29, 2024+				Filed
10.3	Form of Leak-Out Agreement dated November 12, 2024				Filed
10.4	Form of Securities Purchase Agreement dated November 12, 2024+				Filed
10.5	Form of Registration Rights Agreement dated November 12, 2024+				Filed
10.6	Form of Exchange Agreement dated November 12, 2024+				Filed
10.7	Brio Financial Group Letter Agreement	8-K	2/27/25	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

INNOVATION1 BIOTECH, INC.
(Name of Registrant)

Date: May 6, 2025	By:	/s/ Francis Knuettel II
	Name:	Francis Knuettel II
	Title:	Interim CEO

Date: May 6, 2025	By:	/s/ Samuel Knipper
	Name:	Samuel Knipper
	Title:	Chief Financial Officer (Principal Financial Officer)